Form 10-K
period 2002-12-31
VETERINARY PET SERVICES INC
filed 2003-04-15
CIK 1072603

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002

Commission file number 0-50087

VETERINARY PET SERVICES, INC.
(Exact name of Registrant as specified in its charter)

California	95-3538503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3060 Saturn Street, Brea, California	92821
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (714) 989-0555

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
No par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment ot this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No. ☒

        Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: Not applicable because the registrant's Common Stock is not listed on any securities exchange or automated quotation system.

        The number of shares of the Common Stock of the registrant outstanding as of April 15, 2003 was 5,623,363.

        Documents incorporated by reference: None.

INDEX TO FORM 10-K

		PAGE
PART I.
Item 1.	Business	1
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
PART II.
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34
PART III.
Item 10.	Directors and Executive Officers of the Registrant	35
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management	44
Item 13.	Certain Relationships and Related Transactions	45
PART IV.
Item 14.	Control Procedures	47
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	47
Signatures		77
Certifications		78
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Report on Supplementary Information
Schedule II - Condensed Financial Information of Registrant
Schedule III - Supplemental Insurance information
Schedule IV - Reinsurance

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

        Because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers to recognize the existence of forward-looking statements in this Form 10-K. Forward-looking statements are based on current expectations, estimates, forecasts, and projections about the pet insurance industry and beliefs and assumptions made by management. These include, in particular, statements about our plans, strategies, and prospects in the sections describing our business. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," variations of such words, and similar expressions are intended to identify such forward-looking statements.

        These forward-looking statements are not guarantees of future performance. They involve known and unknown risks, uncertainties, and other factors, including the risks identified under the heading "Risk Factors." These risks, uncertainties, and factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

        Examples of the uncertainties and contingencies that might affect our business include, among other important factors, those affecting the insurance industry generally such as economic conditions generally, the risk of higher inflation and the effect it may have on claims costs and loss ratios, interest rates, legislative and regulatory developments, and our ability to raise capital when needed. Additional factors relate to the pet insurance industry specifically, such as market pricing, competitive trends in the pet insurance industry, our insurance premiums and fee income, our claims experience, our reinsurance arrangements, and the performance of our investment portfolio.

        This Form 10-K also contains estimates made by independent parties relating to the pet insurance market size and potential market growth. These estimates involve a number of assumptions and limitations. Projections, assumptions, and estimates of our future performance and the future performance of the pet insurance industry are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in "Risk Factors" and elsewhere in this Form 10-K.

        Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention, nor do we assume any obligation, to update publicly any forward-looking statements after we file this Form 10-K, even if new information becomes available in the future.

        For convenience in this Form 10-K, references to the "Company," "we," "us," and "our" refer to Veterinary Pet Services, Inc. ("VPSI"), its wholly-owned subsidiaries, Veterinary Pet Insurance Company ("VPI") and V.P.I. Services, Inc. ("VPIS"), and VPI's wholly-owned subsidiary, DVM Insurance Agency ("DVM").

Glossary of Selected Insurance Terms

Adverse selection:	The underwriting of health insurance policies for pets that are undesirable insurance risks because of poor medical history, impaired physical health, or pre-existing conditions for which the owner seeks treatment. Adverse selection increases the probability of higher loss ratio.

Assuming company:	The insurance company that reinsures the original or primary insurer (the ceding company) and shares in the premium and claims of the original or primary insurer.
Ceding:
The practice in the insurance industry of reinsuring a share of the premiums and claims. The original or primary insurance company (the ceding company) cedes all or a portion of the insurance to the assuming company pursuant to a reinsurance agreement.
Ceding commission:
Commission paid to the ceding company by the reinsurer or the assuming company. The ceding commission is a percentage of the premium ceded to the assuming company by the insurer. The ceding commission is intended to cover the ceding company's expenses, including premium taxes, plus a profit margin.
Ceding company:	The original or primary insurer that reinsures its potential liability for claims with the assuming company for an agreed upon portion of the premium.
Claims incurred:
The amount of loss an insurance company incurs for indemnity under an insurance policy including (i) claims paid; (ii) unpaid claims incurred and reported prior to each period end; and (iii) unpaid claims incurred prior to each period end and reported in a subsequent period (known as "incurred but not reported" claims or "IBNR."). The term "claims" is synonymous with "losses."
Combined ratio:	The combination of the loss, the LAE, and the expense ratios. A combined ratio below 100% generally indicates profitable underwriting without consideration of investment and other income.
Deferred policy acquisition costs:
The portion of policy acquisition costs that are deferred, including commissions, premium taxes, and certain other operating expenses related to the production of new and renewal pet insurance policies.
Gross premiums produced:	The premium charged for a pet insurance policy, of which a portion is assumed by the assuming company and the balance of which is retained by the ceding company pursuant to a reinsurance agreement.
LAE ratio:	The ratio of LAE incurred to premiums earned.
Loss adjustment expense (LAE):	Loss adjustment expense ("LAE") includes all of the costs incurred in adjudicating a claim, including establishment, processing, review, settlement, and resolution of claims.
Loss ratio:	The ratio of losses incurred to premiums earned.
Losses:	See "claims incurred" defined above.
Policy acquisition costs:	Commissions, premium taxes, and certain other underwriting costs, some of which are deferred and amortized as the related premiums are earned.

Policy retention rate:	The percentage of existing policies that renew, excluding policies that are not renewed because the pet is no longer owned by the policyholder due to the death or loss of the pet or other cause.
Premium earned:	The pro rata portion of the written premium applicable to the policy period within the accounting period. Premiums are earned ratably over the policy term.
Provider:	An individual veterinarian, clinic or hospital providing veterinary services.
Reinsurance:
A contract pursuant to which the reinsurer (the assuming company), in consideration of a percentage of the premium, agrees to indemnify the primary insurance company (the ceding company) against a percentage of the risk underwritten. The percentage allocation of premium and claims is expressed as a ratio and is referred to as the "quota share."
Statutory capital and surplus:
The amount of statutory equity (the excess of assets stated at values at which they are required to be reported in the annual statement filed with state insurance departments over liabilities) of an insurance company (also known as "policyholders' surplus").
Underwriting expense ratio:
Under generally accepted accounting principles (GAAP), the ratio of policy acquisition costs and general and administration expenses to premiums earned. Under statutory accounting principles (SAP), the ratio of policy acquisition costs and general and administrative expenses to premiums written.
Unearned premiums:	The pro-rata portion of the premium applicable to the unexpired period of the policy. Unearned premiums are deferred revenues in the liability section of the balance sheet.
Written premiums:	The total of premiums charged for the full term of all insurance policies produced in California and reinsurance assumed on all policies produced outside of California for a stated accounting period.

The Company

        We are an insurance holding company providing accident and health insurance policies primarily for dogs and cats, and to a lesser extent for birds and other animals. We market, underwrite, insure, and reinsure these policies through VPI and DVM. VPI is a California-domiciled insurance company licensed by the California Department of Insurance (the "DOI") for property and casualty insurance. DVM is a licensed, non-resident insurance agency in all states outside California. We believe VPI is the largest licensed insurance company dedicated to selling approved pet insurance plans in the United States. Through VPSI we also operate a nationwide pet registry service for our policyholders that includes a pet identification and pet recovery program for lost pets, representing approximately 3% of our total gross premium and fee revenue. We operate in only one business segment.

        Reimbursement to VPI policyholders is on a fee-for-service basis, after deductibles and co-insurance are satisfied. Coverage for claims is calculated by a predetermined benefits schedule for specific medical events covered in each policy. Additionally, our policies contain maximum limits per incidence and annual benefit limits. Our policies also contain exclusions for preexisting conditions and certain hereditary and congenital conditions. See "—Policies."

        VPI writes all of our policies in California. Because VPI is only licensed in California, DVM places all insurance written outside California with National Casualty Company ("NCC"), one of our affiliates and a wholly-owned subsidiary of Nationwide Mutual Insurance Company ("Nationwide"). NCC then cedes all of the gross premiums produced by DVM to Scottsdale Insurance Company ("SIC"), another wholly owned subsidiary of Nationwide and our largest shareholder. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions."

        Pursuant to our reinsurance agreement with SIC (the "SIC Reinsurance Agreement"), VPI reinsures a portion of the business that NCC cedes to SIC. Approximately 55% of our 2001 premiums earned came from the SIC Reinsurance Agreement, and the comparable ratio for 2002 is approximately 57%, while the remaining balance is produced through VPI from policy sales in California. Prior to January 1, 2001, VPI retained 80% of all insurance written outside California produced by DVM, along with 80% of the claims associated with this business, while SIC retained 20% of the non-California premiums and claims. Effective January 1, 2001, to allow us to meet the net written premium to statutory capital and surplus ratio required by the DOI, we amended the SIC Reinsurance Agreement so that VPI retained 50% of all insurance written outside California produced by DVM, along with 50% of the claims associated with this business, while SIC retained the remaining 50% of the non-California premiums and claims. See "—Reinsurance."

        On April 14, 2003, we sold 750,000 shares of our Common Stock to SIC for a purchase price of $12.00 per share for gross proceeds of $9.0 million (the "SIC Stock Sale"), of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, we sold 500,000 shares of our Common Stock to The Iams Company ("Iams"), a subsidiary of The Procter & Gamble Company, for a purchase price of $12.00 per share for gross proceeds of $6.0 million (the "Iams Stock Sale"), all of which was contributed to the statutory capital and surplus of VPI. As a condition to the sale of the shares to Iams, all of our shares of Preferred Stock were converted on April 15, 2003 to 2,615,288 shares of Common Stock, of which SIC received 2,580,648 shares.

        With the additional $11.0 million of statutory capital and surplus contributed to VPI, we plan to apply for approval from the DOI for an addendum to the SIC Reinsurance Agreement to return to the 80% (VPI):20% (SIC) quota share, retroactive to January 1, 2003. See "—Reinsurance." Assuming the closing of the SIC Stock Sale and the Iams Stock Sale had occurred on December 31, 2002, the consolidated shareholders' equity of VPSI would have been approximately $21.3 million, net of the related transaction costs, instead of the reported shareholders' equity of $6.5 million.

        Also in connection with the Iams Stock Sale, we entered into a joint marketing agreement with Iams that is anticipated to provide us with additional marketing resources that will enable us to accelerate our marketing strategies. The joint marketing agreement provides for a national co-marketing program of Iams' nutritional products for dogs and cats and our insurance policies directed to dog and cat breeders, veterinarian clinics, and retail customer outlets. See "—Marketing and Sales."

        Until April 15, 2004, the number of shares issued to SIC and Iams will be subject to adjustment if we issue shares (other than upon exercise of existing stock options) at a price less than $12.00 per share by issuing additional shares to SIC and Iams so that the adjusted price per share is equal to the lower price at which we issue shares or grant options. After April 15, 2004, as long as SIC and Iams own at least 5% of our outstanding Common Stock, the number of shares issued to SIC and Iams will be subject to adjustment on a weighted-average anti-dilution formula. As long as SIC and Iams hold at least 5% of our outstanding Common Stock, SIC and Iams will also have approval rights on changes in the rights relating to the Common Stock, creation of any other class of equity securities senior to the Common Stock, increasing or decreasing the authorized shares of Common Stock, redemption of Common or Preferred Stock, material contracts with affiliates, issuance of equity to a competitor of SIC and Iams, and increasing the authorized number of directors of the Company. SIC and Iams also have registration rights after an initial public offering of our shares with respect to the shares of Common Stock sold to them in April 2003. As long as SIC and Iams hold 2% or more of our outstanding Common Stock, respectively, SIC and Iams will be able to have an observer attend Board meetings and will be entitled to receive all materials provided to Board members.

        Our headquarters are located at 3060 Saturn Street, Brea, California 92821. Our phone number is (714) 989-0555. Our web site is: www.petinsurance.com.

The Development of Our Business

        Our company was founded in October 1980 by Jack L. Stephens, D.V.M., our current President and Chief Executive Officer. In the early years of our development, we concentrated our efforts in building consumer awareness of our pet insurance, developing our market into a national business, and refining our insurance products. Our initial capital was raised from approximately 800 veterinarians in 1981 and 1982 in intrastate offerings pursuant to a permit from the California Department of Corporations. We were undercapitalized in the early years of our business, which limited our ability to develop our business.

        In December 1997 and January 1998, we sold a total of $5 million in Preferred Stock to Veterinary Centers of America, Inc. ("VCA"), a publicly traded company that owns veterinary hospitals and animal reference laboratories. In September 1998, we sold an additional $3 million shares of Preferred Stock to SIC. In February 2000, SIC purchased all of VCA's Preferred Stock. The infusion of capital from VCA and SIC enabled us to meet higher statutory capital and surplus requirements to sustain our growth. See "—Government Regulations." Since the infusion of capital from VCA and SIC, our gross premiums produced have increased from $7.9 million in 1997 to $64.2 million in 2002, an average annual growth rate of approximately 47%.

        We also believe that a significant change in the attitude of pet owners to their pets (the "pet-human bond") has been another primary factor in our growth in the last five years. Average veterinary fees per veterinary medical visit by dog owners have risen approximately 98% from 1991 ($49.96 per visit) to 2001 ($98.90 per visit). In 2001, a survey conducted by the American Veterinary Medical Association ("AVMA") indicated that 23% of dog-owning households reported that they spent between $200 and $499 per year in 2001 on veterinary expenses and that 8% reported annual veterinary expenses of $500 or more. Total expenditures on veterinary services for dogs, according to an AVMA estimate, increased from $4.9 billion in 1996 to $7.0 billion in 2001. As a result of increases in spending for veterinary services, we believe consumers have become more interested in insuring the risk of high veterinary bills and increasingly see pet insurance as a beneficial protection for their pets. Because of these changes, we believe that the market for pet health insurance in the United States will continue to expand.

        Although we are aware of only a few competitors including other pet insurance companies, pet health maintenance organizations, and clubs offering discounted veterinary services from participating providers, we expect additional companies to enter the marketplace and offer competing products and services. See "—Competition."

Our Business Strategy

        Key elements of our business strategy are to:

  •
  utilize our senior management to build relationships with the veterinarian community and in the insurance industry, to identify areas for improvement of our business, and to offer on-going training of our employees to make our internal processes more efficient and cost-effective;

  •
  increase market awareness through aggressive marketing programs aimed at dog and cat owners in the United States;

  •
  increase the use of industry relationships for joint marketing programs and targeted advertising campaigns;

  •
  reduce adverse selection through improved underwriting, fraud detection, policy rating, and claims review;

  •
  use our 20 years of proprietary actuarial data to expand the base of information used to develop insurance products that offer better benefits, to manage the claims-loss ratio, to determine policy pricing and policy coverage, and to monitor and adjust benefits schedules;

  •
  use our proprietary claims management system to insure accurate claims processing and timely reimbursement, while increasing the volume of claims processed by each claims adjuster and retaining essential actuarial data;

  •
  expand our automation through internal efficiencies and our customer focus through better and more frequent communication with policyholders and outsourcing tasks such as printing, where economies of scale can be achieved by outside vendors and internal efficiencies;

  •
  increase veterinary support of VPI through more frequent sponsorship of speakers at veterinary conferences and conventions, demonstrate the benefits of pet insurance through direct contact with providers, demonstrate to providers ways to increase veterinary practice revenues and improve animal care by promoting pet insurance to their customers, and increase our sponsorship and support of veterinary and pet-related causes; and

  •
  focus on higher margin insurance policies by concentrating our marketing efforts on plans with higher profit margins.

Our Insurance Policies

Plans Offered

        We offer three base policies—the Standard and Superior Plans for dogs and cats, and the Avian/Exotic Pet Plan for birds and all other pets. The Standard Plan is less expensive and has a lower benefits schedule and lower annual maximum limit than the Superior Plan. Although our insurance policies generally have 12-month terms, we also offer policies with two and three-month terms to pet breeders and pet stores who choose to provide an insurance option to their customers who purchase pets. Customers may pay the premium in full in advance or monthly. We also offer three endorsement options with our insurance plans. For 2002 our Superior Plan accounted for 86.8%, our Standard Plan accounted for 12.2%, and our Avian/Exotic Plan accounted for 1.0% of our policies written, compared to 60.2% for our Superior Plan, 39.4% for our Standard Plan, and 0.4% for our Avian/Exotic Plan in 2001. We believe that the increase in sales of the Superior Plan compared to the Standard Plan in 2002 is because of the increased policy benefits available under the Superior Plan.

Endorsements Offered

        Vaccination and Routine Care Coverage (VRCC).    The VRCC endorsement has been included with approximately 57% of all policies issued during 2001 and approximately 61% of all policies issued in 2002. This endorsement was implemented in direct response to consumer demand and in an attempt to reduce the number of non-renewals. We believe this endorsement gives consumers immediate value, offering benefits that pet owners typically use. It covers a variety of needs for routine veterinary care such as vaccines, spaying and neutering, dental care, heartworm tests, and parasite control. This endorsement offers an attractive reimbursement level so that the insured pet owner does not have to request discounting from veterinarians.

        Cancer Endorsement.    While cancer is covered in both base plans, this endorsement doubles the benefit per incident and maximum benefits schedule for cancer (malignancy) therapy.

        Hereditary & Congenital Endorsement.    This endorsement, currently approved only in California, provides coverage for medical conditions for otherwise excluded genetic medical conditions. Unlike all other plans and endorsements, rates for this endorsement are breed-specific.

Marketing and Sales

        We market our pet health insurance policies primarily through direct methods. Because our business is produced through VPI and DVM, we do not use outside agencies to write policies for us.

        Our primary source of marketing and sales is through our promotional brochures, primarily distributed at point of purchase displays at veterinary offices and pet hospitals. In addition to basic information about our company and insurance policies, the brochures contain an enrollment form, our toll-free number, and our web site. Telephone sales are made through our sales department, and we maintain a fulltime sales staff to serve this need. Internet sales are made on our web site where pet owners can enroll directly for insurance coverage.

        Referrals from veterinarians are our greatest source of new customers. We market to veterinarians through direct mail, trade advertising, attendance at veterinary trade shows, sponsorships, and limited direct visitation. We have also experienced success in promoting our insurance products on our web site, through advertising, through marketing affiliations with other companies in the pet industry, and uniform resource locator (URL) direct links on the web sites of other companies.

        Our second most productive source of new applications is from policyholder referrals. We also receive referrals from breeders who recommend our policies or purchase short-term policies for the new pet owner upon placement of the puppy or kitten.

        We also offer our insurance plans to companies with at least 100 employees, either directly or through third party administrators with direct bill or payroll deduction options for payment.

        We advertise on a limited basis in specialty magazines, general-purpose magazines, and special event publications for pets. We do not currently advertise on the radio, television or in daily publications such as newspapers.

        Renewal of existing policies is a critical part of our business and the largest component of our gross premiums. The primary reasons for non-renewal are pet mortality and pet loss. Our policy retention rate, excluding pet mortality and pet loss, has averaged approximately 75% during the period from January 1, 1999 to December 31, 2002. We believe this rate of retention will continue in the future as a result of our automatic renewal program, a stable policy pricing schedule, consistent benefit levels and prompt payment of claims, and increasingly user-friendly Internet access to policy and claims information.

        In December 2002, we entered into a joint marketing agreement with Iams to jointly advertise and market our pet insurance policies and Iams' pet nutritional products. Through this agreement, we intend to increase awareness of our pet heath insurance and Iams nutritional products, increase veterinarian recommendations of Iams products and VPI insurance policies, and help consumers find the channels for contacting us concerning pet insurance. We have cross-linked our websites, are distributing marketing materials of both companies to dog and cat breeders, veterinarian clinics, and retail customer outlets, and are including our promotional materials in Iams and Eukanuba puppy and kitten starter kits. Iams has agreed to pay on behalf of the policyholder for the first two months of 12-month pet insurance policies sold through our joint marketing activities. We pay for sales, marketing, and promotional expenses of the joint activities. Our estimated expenses under the Iams agreement have been approximately $70,000 through March 31, 2003. We derive no revenues under the Iams agreement other than through the sale of additional pet insurance policies. The agreement also provides that we will not enter into any marketing or advertising arrangements with another pet nutritional product company and that Iams will not enter into any marketing or advertising arrangements with another pet insurance provider during the term of the agreement. The term of the Iams agreement continues as long as Iams is a shareholder of the Company and the parties are conducting joint marketing activities together, or it can be terminated on 30-days' written notice in the event of a breach of the terms of the agreement.

Underwriting

        Adverse selection has been a major problem for traditional insurance companies that have attempted to establish pet insurance programs in the United States. We have largely avoided the consequences of adverse selection through strict underwriting criteria, knowledge of animal disease by our claims staff, and access to medical histories available through the veterinarians we employ to review underwriting issues and to examine claims. An applicant for pet insurance completes a declaration that includes representations as to the pet's medical history. We request a complete medical history if the declaration reveals multiple medical problems or if the pet is over 11 years of age. We reject applications for pets with adverse medical histories and have the right to cancel the policy for misrepresentation of a pet's medical condition. A staff veterinarian reviews the claims that raise a suspicion of adverse selection, and we may deny claims made for conditions not disclosed in the application.

        We also engage in an ongoing examination of policy coverages and scheduled benefits. This on-going review assists us in managing the claims-loss ratio and developing new products based on pet owner needs.

Claims Management

        We try to minimize the paperwork that veterinarians and their staff must complete for policyholders to receive reimbursement. Based on our research into the preferences of veterinarians, we believe that this philosophy is essential to our long-term success. Accordingly, we require that claims be submitted to us for payment. We believe that over 90% of reimbursements are sent directly to the policyholder, not to the veterinarian. Thus, the pet owner pays the veterinarian in full and then files the claim form with us for reimbursement. Because we work with the policyholders rather than with veterinarians in settling claims, we strive to provide exceptional personal service. Our goal is to maintain high customer satisfaction levels, which helps us maximize renewals and gain referrals for policy sales from existing policyholders. This focus on customer satisfaction is demonstrated by the fact that claims submitted to us are usually paid within five to ten business days. This emphasis on prompt settlement also increases our referrals for new customers. In addition, our 20-year history of claims adjustment experience demonstrates that claims are handled only once and we do not experience any "liability tail" for unforeseen, large liabilities that are unreported or for claims that remain open on our books as is typical of other lines of property and casualty insurance.

        Our claims management is conducted under the direction of our medical director. We have 28 claims personnel, including five veterinarians. We believe that our 20-year history with veterinarian involvement in our claims management has promoted more efficient claims review, better input from providers as we check claims, and more accurate actuarial data as a key component of our underwriting and pricing policy.

Information Technology

        In the last two years, we have taken steps to incorporate recent developments in technology to improve all aspects of our information processing through work by our in-house information technology staff and a third-party software vendor. We launched a new automated insurance processing system in April 2003. This system is a scalable, enterprise-wide solution designed specifically for property and casualty insurance companies. This system is built on the latest technologies (Java and Oracle) and is fully web-enabled. The hardware supporting this software is hosted in a secure Internet data center.

        A secure architecture has been developed utilizing information technology experts. The architecture integrates best practices for security and scalability, which includes redundancy, load balancing, data backup, and disaster recovery. This fully web-enabled system will be integrated with our existing web site to allow us to fully integrate our eBusiness strategy.

        One of our primary eBusiness goals is to enhance customer service in accordance with our overall customer-centric strategy. Beginning in mid-2003, we anticipate that our policyholders will have the ability to access their account information online. We intend to implement online self-services in various phases over the next 12 months. By the end of 2003, we estimate that our customers will have real-time access to all pertinent policy information regarding their policies, including billing and payment data, claims data, policies, and forms. We plan to personalize the online experience based on the policyholder's profile, such as the type of pet(s) owned, location, and other factors relevant to the policyholder. Additionally, VPI personnel are expected to have access to real-time data intended to allow them to provide the quickest and most effective level of customer service.

        The new system implementation is planned for integration with an enhanced fulfillment process. We plan to outsource the fulfillment of all printed materials with a company that will provide a total print-management program, which we expect to create cost savings and provide a higher level of customer service.

Loss Reserves

        The average life of a pet insurance claim is short due to the claims settlement process. A policyholder has 180 days from the date of the veterinarian's treatment to file a claim. The insured files a claim and sends the required documentation related to the expense incurred to our claims department for review and payment. The claims department will review the facts of the claim and the benefit schedule and issue payment directly to the policyholder, not the veterinarian, normally within seven to 14 days of the claim being filed. If the claim is denied due to a pre-existing condition of some other benefit exclusion, the insured has 60 days to contact us for a further claims review.

        We maintain reserves for losses and LAE with respect to both reported and unreported losses. Reserves are established for reported losses based on historical experience, upon case-by-case evaluation of the facts surrounding each known loss and the related policy provisions.    The amount of unreported losses is estimated by analysis of historical and statistical information. Historical data includes our 20 years of claim experience. Our ultimate liability may be greater or less than the estimated reserves. Reserves are monitored and adjusted when appropriate and reflected in the statement of operations in the period of adjustment. Reserves for losses and LAE are estimated to cover the future amounts needed to pay claims and related settlement expenses with respect to insured events that have occurred.

        The following table sets forth a reconciliation of beginning and ending reserves for losses and LAE. There are no differences between the Company's reserves for losses and LAE shown below calculated in accordance with generally accepted accounting principles ("GAAP") and those calculated in accordance with statutory accounting principles ("SAP"). The Company does not reinsure any losses nor does the Company discount loss reserves on either a GAAP or SAP basis.

Reconciliation of Reserves for Losses and LAE

	2002	2001	2000

Balance at January 1	$2,204,210	2,123,200	1,261,399

Incurred related to:
Current year	20,634,423	15,494,980	14,248,000
Prior years	259,834	(119,017)	87,087

Total incurred	20,894,257	15,375,963	14,335,087

Paid related to:
Current year	17,368,907	13,290,770	12,124,800
Prior years	2,464,044	2,004,183	1,348,486

Total paid	19,832,951	15,294,953	13,473,286

Balance at December 31	$3,265,516	2,204,210	2,123,200

        The increase in the incurred losses for 2001 and prior accident-year losses is due to an increase in the ultimate liability for pet insurance claims in excess of what was originally estimated. During 2002, claim payments related to accident years 2001 and prior years exceeded our recorded estimate at December 31, 2001 by approximately $260,000. The increases in these claim costs relate to higher than projected severity for prior accident-year claims, due to the increased cost of veterinary medical services and related treatment costs, such as prescription drugs and laboratory expenses.

        The table below shows changes in historical loss and LAE reserves for VPI for each year since 1991. Reported reserve development is derived from information included in VPI's statutory financial statements. The first line of the upper portion of the table shows the reserves as of December 31st of each of the indicated years, representing the estimated amounts of outstanding losses and LAE for claims arising during that year and in all prior years that are unpaid, including losses that have been incurred but not yet reported to the Company. The upper portion of the table shows the restated amount of the previously recorded reserves for each year based on experience as of the end of each succeeding year. As can be seen in this section, we believe all losses are settled within one year from the date of loss. The lower portion of the table shows the cumulative amounts paid as of December 31st of successive years with respect to the reserve liability for each year.

Changes in Historical Net Reserves for Losses and LAE

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
Unpaid losses and LAE at end of year:	$200,373	168,654	218,363	227,309	330,899	414,026	1,099,531	1,261,399	2,123,200	2,204,210	3,265,516
Reserve re-estimated as of:
One year later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,348,486	2,004,183	2,464,044
Two years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,348,486	2,007,716
Three years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,349,440
Four years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331
Five years later	200,373	168,654	218,363	241,430	330,899	472,494
Six years later	200,373	168,654	218,363	241,430	330,899
Seven years later	200,373	168,654	218,363	241,430
Eight years later	200,373	168,654	218,363
Nine years later	200,373	168,654
Ten years later	200,373
Cumulative redundance (deficiency):	—	—	—	(14,121)	—	(58,468)	(86,800)	(88,041)	115,484	(259,834)
Cumulative paid as of:
One year later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,348,486	2,004,183	2,464,044
Two years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,348,486	2,007,716
Three years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331	1,349,440
Four years later	200,373	168,654	218,363	241,430	330,899	472,494	1,186,331
Five years later	200,373	168,654	218,363	241,430	330,899	472,494
Six years later	200,373	168,654	218,363	241,430	330,899
Seven years later	200,373	168,654	218,363	241,430
Eight years later	200,373	168,654	218,363
Nine years later	200,373	168,654
Ten years later	200,373
Unpaid losses and LAE at December 31:											$3,265,516

Reinsurance

        Since 1984, we have had a reinsurance agreement with SIC that has allowed DVM to sell pet insurance policies in states other than California on policies issued by NCC (the "SIC Reinsurance Agreement"). NCC cedes all of the gross premiums produced by DVM to SIC. Prior to January 1, 2001, VPI in turn assumed from SIC 80% of the non-California gross premiums produced on NCC paper, along with 80% of the claims associated with this business, while SIC retained 20% of the non-California premiums and claims. Since the start of 2001, we have assumed 50% of the non-California produced business, and SIC has retained 50% of this non-California business. This change in the quota share percentage was implemented to allow us to continue to meet the net written premiums to surplus ratio established by the DOI by decreasing the percentage of premiums assumed by VPI from SIC. With the additional $11.0 million in statutory capital and surplus contributed to VPI from the proceeds of the sale of Common Stock to SIC and Iams in April 2003, we plan to return to the 80% (VPI)—20% (SIC) reinsurance quota share percentage for new and renewal policies in April 2003 with an amendment to the SIC Reinsurance Agreement (the "2003 Reinsurance Amendment"), contingent upon DOI approval. We anticipate that the effective date of this change will be January 1, 2003.

        Approximately 55% of our 2001 premiums earned are derived from the SIC Reinsurance Agreement, and the comparable ratio for 2002 is approximately 57%. NCC pays DVM a 28.5% commission related to the production of non-California premiums. In addition, pursuant to the SIC Reinsurance Agreement, DVM receives a production incentive bonus on all gross premiums produced. The current reinsurance agreement provides for a production incentive bonus of 3.3% in 2001 and 1.0% in 2002 and 2003. In accordance with the 2003 Reinsurance Amendment, the production incentive bonus will be eliminated. NCC cedes to SIC all of the gross premiums produced by DVM. VPI pays SIC a ceding commission of 32.0% related to the portion of the non-California premiums assumed by VPI from SIC. Thus, for 2002, the net reinsurance cost to VPI was 2.5%, including the impact of the 1.0% production incentive bonus. Upon the effective date of the 2003 Reinsurance Amendment, the net reinsurance cost to VPI is expected to increase to 5.0% and remain at that margin through the end of 2005. The net reinsurance cost to VPI could also increase as a result of increases in premium taxes, assessments, and local board fees in states other than California.

        If required, we believe we could find replacement reinsurance; however, we believe that replacement reinsurance would likely be at a higher cost than the costs associated with the SIC Reinsurance Agreement. See Item 13, "Certain Relationships and Related Transactions."

Government Regulation

        Insurance companies are subject to insurance laws and regulations established by the individual states, including California, in which they transact business. The agencies established pursuant to these state laws have broad administrative and supervisory powers relating to the granting and revocation of licenses to transact insurance business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, periodic examination of insurers' records, capital and surplus requirements, the quality of investments and the maximum concentrations of certain classes of investments. State insurance laws, in general, also require regulatory approval in advance of certain actions taken by insurance companies, such as the payment of dividends in excess of statutory limitations and certain transactions or continuing service arrangements with affiliates.

        As a California-domiciled property and casualty insurance company, VPI is licensed by the California Department of Insurance (the "DOI") and under the California Insurance Code (the "Code") is subject to the kinds of regulations described in the preceding paragraph. We are subject to similar regulations in the states in which we sell insurance through DVM and NCC. VPI will be subject to similar regulation in other states in which it becomes licensed in the future, if any. In addition, as NCC's resident agent, DVM is required to comply with the rules and regulations of each state in which it sells insurance.

        The DOI requires VPI to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain our net written premiums to surplus ratio at a level not to exceed 8:1. At December 31, 2001 and 2002, statutory capital and surplus were $4.3 million and $5.0 million, respectively, and the net written premiums to surplus ratios were 5.8:1 and 8.1:1, respectively. Assuming that the April 2003 contribution of $11.0 million to VPI's statutory capital and surplus had occurred on December 31, 2002, the statutory capital and surplus would have been approximately $16.0 million and the net written premiums to surplus ratio would have been 2.5:1. In December 1999, SIC committed to the DOI to invest the necessary statutory capital and surplus, or renegotiate the SIC Reinsurance Agreement, or both, in order for VPI to maintain the minimum level of statutory capital and surplus required by the DOI (the "SIC Support Commitment"). See Note 2 of our Consolidated Financial Statements and Item 13, "Certain Relationships and Related Transactions." With the reduction in our net written premiums to surplus ratio as a result of the contribution of $11.0 million to VPI's statutory capital and surplus on April 15, 2003 from the proceeds of the sale of Common Stock to SIC and Iams, we have contacted the DOI to request elimination of the SIC Support Commitment.

        The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") formula for property and casualty insurance companies. The formula calculates a minimum level of capital and surplus that should be maintained and is designed to allow state regulators to identify potentially undercapitalized companies. Under the formula, VPI determines its RBC by taking into account certain risks related to its assets and its liabilities. The RBC rules provide for four different levels of regulatory attention depending upon the ratio of VPI's total adjusted capital ("TAC") to one of the four authorized control levels of RBC. See Note 2 of our Consolidated Financial Statements.

        At December 31, 2002, VPI's TAC placed it at the Regulatory Action Level (see Note 2). Consequently, VPI was required to file a detailed, comprehensive plan with the DOI, which we were discussing with the DOI at the time of the negotiations for the sale of Common Stock to SIC and Iams that were completed in April 2003. VPI also was subject to examination, analysis, and specific corrective action based on the Regulatory Action Level (see Note 2). The April 2003 sale of Common Stock to SIC and Iams and the subsequent contribution of $11.0 million to VPI's statutory capital and surplus placed VPI above both the Regulatory Action Level and the Company Action Level (see Note 2), and no further corrective action will be required under the NAIC guidelines.

        Since 1989, California Proposition 103 has required that property and casualty insurance rates be approved by the DOI prior to their implementation. Proposition 103 also froze the premium rates of property and casualty insurance companies, imposed a 20% rollback on premium rates for certain companies (VPI was not affected by the rate rollback), and required that increases in policy premium rates be approved by the DOI. In 1989, the California Supreme Court upheld the constitutionality of the rollback and held that a "fair rate of return" standard should apply to approval of premium rates by the DOI. As a licensed property and casualty insurance company, VPI is required to file with the DOI for any proposed policy rate increases. Policy rates are subject to DOI approval based on whether a rate is excessive, inadequate, unfairly discriminatory, or otherwise in violation of the Code, giving the DOI the ability to limit VPI's profitability based on a standard of a "fair rate of return." All of VPI's applications for premium rate increases have been approved as presented to the DOI since 1989.

        VPI has restrictions affecting the payment of shareholder dividends imposed by the DOI. The maximum amount of dividends that can be paid without prior approval of the DOI is limited to the greater of 10% of statutory capital and surplus as regards policyholders as of the preceding year-end or 100% of net income for the previous year and is limited by the amount of unassigned surplus. VPI is not presently permitted to declare any dividends without prior approval from the DOI and did not pay any dividends to VPSI for the years ended December 31, 2002, 2001, and 2000.

        VPI submits statutory financial statements to the DOI on a quarterly basis, and the accounts and activities of VPI are examined periodically by the DOI. The last regulatory examination of VPI was conducted by the DOI for the year ended December 31, 1997, and currently the Company is undergoing a triennial financial examination by the DOI as of December 31, 2001. The final report of the examination is not yet available; however, we do not believe that the report will have a material impact on VPI's statutory capital and surplus. VPSI, as the holding company for VPI, is required to report all shareholders owning 5% of its Common Stock and any shareholder seeking to obtain 10% or more of the Company's Common shares must be approved by the DOI (assuming conversion of all Common Stock equivalents).

        Each December 31st, property and casualty insurance companies are required to file an actuarial opinion related to its carried net and gross loss and LAE reserves with the DOI. Management employs generally accepted actuarial techniques and its own claim history to develop its estimate for ultimate loss and LAE loss costs. As of December 31, 2002 and 2001, the Company retained an independent actuary and member of the Casualty Actuarial Society to issue its actuarial opinion.

        As the agent for NCC, DVM receives the proceeds from gross premiums produced from the non-California pet insurance policies written by NCC and holds those proceeds in trust for SIC, the assuming company for the insurance policies written by NCC. DVM maintains a letter of credit as security for the premiums due SIC but not yet transferred to assure that trust funds are always available for transfer to SIC in compliance with insurance regulations.

        If it were determined that VPI were not in compliance with the Code or the statutes of other states in which it becomes licensed, the penalties which could be imposed include appointment of a conservator to conduct its business, revocation of its license to operate and liquidation of its assets. In any of those events, we could lose a substantial portion of our current revenue base. The loss of the right to sell insurance in any state, particularly California, New York, New Jersey, and Florida, could have a material adverse effect on our operations. State regulations are subject to change at any time, and there is no assurance that we could comply with any such changes or obtain, in a timely manner, any necessary state approvals required to continue our operations if we didn't comply with those changes.

Competition

        We experience competition from a few companies selling pet insurance and offering enrollment in pet health maintenance organizations and pet clubs with discounted veterinary services from participating providers. Companies in our industry compete generally on the basis of price, service, benefits offered, and relationships with the veterinarian community, pet product companies, and the pet breeder community. We believe that our revenues have reached a level where we can competitively administer the processing of applications, underwriting policies, evaluation and payment of claims, and the marketing of our insurance products. Because of our position in the industry, we can cost-effectively renew our existing policies without incurring the policy acquisition costs of newer competitors.    We also believe that our 20-year history in the industry gives us a competitive advantage because of longevity of our company compared to the many companies that have entered our marketplace and subsequently terminated their pet insurance operations. We believe that our competition has been limited in the past because other companies have not had reliable actuarial data to assess underwriting risks and control losses, while we have accumulated actuarial data over a 20-year period, and our competitors do not have the same level of experience in veterinary claims processing that we have had or utilize veterinarians to the extent that we do in claims processing. We believe that our primary competitors are currently PetCare/PetHealth Insurance Programs, the PetsHealth Care Plan operated by Petsmarketing Insurance.com Agency, Inc., and PetAssure Holdings, Inc. We expect to face increased competition in the future from companies desiring to enter this market that may have greater financial, marketing, and other resources than we have. We believe our business strategy will enable us to effectively compete with existing and new competitors in our industry. See "—Business Strategy."

Employees

        At December 31, 2002, we had 151 full-time and six part-time employees working at our principal executive office. In the normal course of business, we address our staffing requirements in response to premium volume. Since December 2000, we have outsourced our human resources function to a professional employee organization ("PEO"), where the PEO became the co-employer of all of our employees. We pay the PEO a fixed percentage of gross salaries to cover all employer costs of payroll taxes, employee health insurance, workers' compensation insurance, other employee benefits, and the PEO expense related to our employees. None of our employees is covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our relations with our employees to be excellent.

Risk Factors

        Our business and financial condition involve numerous risks and uncertainties, including the risks described below and elsewhere in this information statement.

We have a history of losses and an accumulated deficit.

        We have been selling pet insurance through VPI since 1982, but our first year of profitable operations was the year ended December 31, 2001 when we reported net income of $1.0 million compared to a loss of $134,000 for fiscal 2000 and a loss of $1.7 million for fiscal 1999. We reported net income of $2,302,000 for the year ended December 31, 2002. Prior to 2001, we experienced consistent losses as we expanded our business and developed our infrastructure to support premium growth. The accumulated deficit as of December 31, 2002 is $9.5 million, compared to an accumulated deficit of $11.8 million as of December 31, 2001. There is no assurance that our business will be successful or that we will be able maintain profitable operations in the future. Moreover, if profitability is achieved, the level of profitability cannot be accurately predicted. See Item 6, "Selected Financial Data" and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Many other pet insurance companies have gone out of business.

        We are aware of numerous companies that have sold or attempted to sell pet insurance in the United States, but are either no longer selling pet insurance or have gone out of business. Our business has also suffered in the past from under-capitalization and the lack of awareness of and perceived need for pet insurance. We believe that the development and growth of the market for pet insurance depends primarily on the effectiveness of our marketing activities in developing consumer awareness and acceptance. There is no assurance that we will be able to maintain adequate capitalization to finance our future growth, overcome the lack of consumer awareness and acceptance, and achieve sustained profitability.

We expect to face increasing competition.

        Although we believe we were the first company to successfully market and sell pet insurance in the United States on a sustained basis, over the last several years we have experienced increasing competition. Our competitors include companies offering insurance programs similar to ours, pet health maintenance organizations, and pet clubs with discounted veterinary services from participating providers. If a sizable market for pet insurance develops, through our efforts or other factors, we expect to face increasing competition in the future from companies with greater financial, marketing, and other resources because of the sizable potential market that we think exists. Our competitors may offer services or insurance products that are superior to or more price-competitive than our services and products. Our future success also depends on our ability to enhance our existing services and to offer products that meet the requirements of the marketplace. In addition, these competitive pressures or the cost of providing increased services could cause a decline in our profit margins and the level of profitability we might otherwise be able to achieve in the future. See "—Competition."

The impact of inflation and interest rates may affect our pricing and profitability.

        We believe that the rate of inflation and interest rates may influence the pricing of our insurance policies and the profitability of our business. Inflation is a major factor in the cost of veterinary services, with prices increasing steadily since 1972. We may be forced to increase the price of our insurance products to meet rising veterinary costs, which may also affect our sales of insurance policies. Automatic credit and debit card payments are a major source of payment for our policies with these installment payment programs representing approximately 70% of policies sold in 2002. Increases in interest rates may discourage consumers from paying for their insurance policies with credit and debit cards and result in lower policy sales.

We are dependent on our relationships with SIC and NCC.

        VPI currently offers its policies outside of California through NCC pursuant to a general agency agreement between DVM and NCC and the SIC Reinsurance Agreement. Approximately 55% of our 2001 premiums earned came from the SIC Reinsurance Agreement, and the comparable ratio for 2002 is approximately 57%. The term of the SIC Reinsurance Agreement continues indefinitely, but may be terminated by either SIC or VPI on 90 days written notice to the other party or upon 30 days notice in the event that a (i) state insurance department or other legal authority orders VPI to cease writing business, (ii) if VPI become insolvent, has been placed into liquidation or receivership, or files for protection under federal bankruptcy laws, (iii) VPI's statutory capital and surplus is reduced by 20% of the amount at either the inception or the latest anniversary of the SIC Reinsurance Agreement, (iv) VPI is merged with or acquired by another company, or (v) VPI has reinsured its entire liability under the SIC Reinsurance Agreement without SIC's prior written consent. If the SIC Reinsurance Agreement were canceled or if our share of the revenue we derive from policies sold through NCC were reduced, our business and profitability would be adversely affected because we would be unable to sell pet insurance in states other than California without a comparable reinsurance agreement or becoming licensed outside of California. If we are required to obtain another reinsurer, we believe one might not be able to be obtained on the same terms as our current agreement with SIC, we could lose a substantial portion of our current revenue base, and our costs might increase. See "—Reinsurance" and Item 13, "Certain Relationships and Related Transactions."

Our business is heavily regulated.

        We are subject to insurance laws and regulations established by the individual states in which we transact business. State insurance agencies and administrators have broad supervisory powers relating to the granting and revocation of licenses to transact insurance business, regulation of trade practices, establishment of guaranty associations, licensing of agents, approval of policy forms, premium rate filing requirements, reserve requirements, the form and content of required regulatory financial statements, periodic examination of insurers' records, capital and surplus requirements, the quality of investments and the maximum concentrations of certain classes of investments. State insurance laws, in general, also require regulatory approval in advance of certain actions taken by insurance companies, such as premium rate increases, the payment of dividends in excess of statutory limitations, and certain transactions and continuing service arrangements with affiliates such as amendments to the SIC Reinsurance Agreement adjusting the quota share percentage. While we believe we are in compliance with all material insurance regulations, we may have to change our business plans in response to any future regulatory changes. See "—Government Regulation."

We must maintain adequate statutory surplus in relation to our premium volume.

        VPI is required by the DOI to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain our net written premiums to surplus ratio at a level not to exceed 8:1. At December 31, 2001 and 2002 statutory capital and surplus were

$4.3 million and $5.0 million, respectively, and the net written premiums to surplus ratios were 5.8:1 and 8.1:1, respectively. Assuming that the April 2003 contribution of $11.0 million to VPI's statutory capital and surplus had occurred on December 31, 2002, the statutory capital would have been approximately $16.0 million and the net written premiums to surplus ratio would have been 2.5:1. In December 1999, SIC committed to the DOI to invest the necessary capital, or renegotiate the SIC Reinsurance Agreement, or both, in order for VPI to maintain the minimum level of statutory capital and surplus required by the DOI (the "SIC Support Commitment"). With the reduction in our net written premiums to surplus ratio as a result of the contribution of $11.0 million to VPI's statutory capital and surplus on April 15, 2003 from the proceeds of the sale of Common Stock to SIC and Iams, we have contacted the DOI to request elimination of the SIC Support Commitment.

        The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") formula for property and casualty insurance companies. The formula calculates a minimum level of capital and surplus that should be maintained and is designed to allow state regulators to identify potentially undercapitalized companies. Under the formula, VPI determines its RBC by taking into account certain risks related to its assets and its liabilities. The RBC rules provide for four different levels of regulatory attention depending upon the ratio of VPI's total adjusted capital ("TAC") to one of the four authorized control levels of RBC. See Note 2 of our Consolidated Financial Statements.

        At December 31, 2002, VPI's TAC placed it at the Regulatory Action Level (see Note 2). Consequently, VPI was required to file a detailed, comprehensive plan with the DOI identifying its corrective action and was subject to examination, analysis, and specific corrective action based on the Regulatory Action Level. The April 2003 sale of Common Stock to SIC and Iams and the subsequent contribution of $11.0 million to VPI's statutory capital and surplus placed VPI above both the Regulatory Action Level and the Company Action Level (see Note 2), and no further corrective action will be required under the NAIC guidelines.

        If our premium revenues continue to increase and we are not able to continue to increase our statutory capital and surplus commensurately to comply with the DOI-required 8:1 net written premium to surplus ratio, we may have to limit our marketing and sales activity or change the reinsurance quota share, which could have a material adverse effect on our business. See Item 13, "Certain Relationships and Related Transactions."

We must maintain adequate loss reserves.

        In addition to maintaining adequate statutory capital and surplus, we maintain claim reserves to cover our estimated liability for loss and LAE with respect to reported and unreported claims as of the end of each accounting period. By their nature, such reserves for unpaid losses and loss expenses do not represent the exact calculation of liabilities. Rather, such reserves are an estimate projected by management based on experience of amounts subsequently paid for the preceding period. These projections are based upon facts and circumstances at the time of estimation, actuarial data gathered in the past, and predictions of future trends, including the frequency and severity of claims. Our reserves do not currently include specific provision for catastrophic loss and LAE. Management believes, based on the number of policies in force and historic and current losses and LAE experience, that such amounts are immaterial and that its current level of reserves is adequate. Management will continue to consider the number of policies in force and historic and current losses and LAE experience in its reserve-setting methodology in the future as it evaluates the adequacy of its reserves. There is no assurance, however, that currently established provisions and assumptions for calculating losses and loss expenses will prove accurate or that current reserves will be adequate to cover future claim costs. Further, there is no assurance that management's current actuarial assumptions used to calculate its reserves will not be changed to increase or decrease current reserve levels. Future earnings would be adversely impacted if loss reserves are inadequate and need to be increased.

The value of our investment portfolio and the returns on our portfolio may decline.

        We currently maintain a policy of investing unearned premium reserves, claim reserves, and statutory capital and surplus in investment grade securities, with 81% of our portfolio invested in U.S. Treasury securities and obligations of U.S. government agencies at December 31, 2002. Although we intend to hold all fixed-income investments to their stated maturity dates, all fixed-income securities are classified as available for sale and are carried at market value. Certain risks are inherent in investing in fixed-income securities, primarily from interest rate increases. If we were to sell any of these securities prior to maturity, we might recognize a realized capital loss on such sales. See Item 2, "Financial Information—Management's Discussion and Analysis of Financial Conditions and Results of Operations."

We depend on the services of Dr. Stephens, our President and CEO, and other members of our management team.

        We are substantially dependent upon the efforts of Dr. Jack L. Stephens, our President and Chief Executive Officer. Dr. Stephens was a practicing veterinarian for 10 years prior to founding the Company, has over 22 years of experience overseeing our business since its formation in 1980, is well-known in the veterinary industry, and is a frequent speaker at meetings and conventions in the veterinary medicine industry. We believe Dr. Stephens' experience is important to the Company's operations, and his prominence in the veterinary industry enhances the Company's marketing efforts. Should Dr. Stephens cease to be affiliated with VPSI before a qualified replacement could be found, there could be a material adverse effect on the Company's business and prospects. We carry a key-man life insurance on Dr. Stephens providing a death benefit of $2.0 million to VPSI. In November 2002, we entered into a new employment agreement with Dr. Stephens with an effective date of April 1, 2002 and terminating on March 31, 2007.

        We also believe our success will depend largely upon the performance of other members of our management team that Dr. Stephens assembled, including David B. Goodnight, our Executive Vice President—Business Development, Kent A. Kruse, our Vice President—Chief Operating Officer, Paul W. Souza, our Executive Vice President and Chief Financial Officer, Rebecca F. Lewis, our Vice President—Marketing, Vicki L. Stephens, our Vice President—Licensing, and Richard D. Stephens, our Vice President—Information Technology and Chief Information Officer. We have employment agreements with Dr. Stephens, Dr. Goodnight, and Ms. Lewis. See Item 6, "Executive Compensation—Employment Agreements." Elizabeth M. Hodgkins, our Executive Vice President—Claims, has resigned effective May 15, 2003 to return to private veterinary practice; however, she will continue to work with us as a consultant on a part-time basis during a transitional period as we seek her replacement. None of the other members of our management team has advised the Company of plans to terminate their employment or retire, although Dr. Kruse is 64 years old; however, there is no assurance that they will not do so in the future. Ms. Lewis has been employed by us since 1987, Mr. Stephens since 1982, and Ms. Stephens since 1986. In 1999, the Company successfully recruited Drs. Goodnight and Kruse, both of whom are veterinarians with additional management skills. In 2002, we hired Mr. Souza as our Executive Vice President and Chief Financial Officer. If we lose the services of any of these key personnel, there is no assurance that individuals with similar contacts, experience, and skills could replace them. See "—Employees" and Item 10, "Directors and Executive Officers."

Our employment of Dr. Stephens' wife and son creates potential conflicts of interest.

        We employ Vicki L. Stephens, Dr. Stephens' wife, as our Vice President—Licensing at an annual salary of $115,000, and Richard D. Stephens, Dr. Stephens' son, as our Vice President—Information Technology and Chief Information Officer at an annual salary of $150,000. These employment arrangements have been approved by our Board of Directors and include the standard perquisites our other executive officers receive, including a $100,000 term insurance policy, the premiums for which are paid by the Company with the death benefit payable to the estate of the employee. We believe that these employees are well qualified for their positions, and we believe that the level of compensation paid to them is fair. However, there is no assurance that we could not hire other well-qualified persons to fill these positions who are not related to our Chief Executive Officer and for whom we would not have the same potential for conflicts of interest that exist because of the family relationships. See Item 13, "Certain Relationships and Related Transactions."

If we sell shares of Common Stock at less than $12.00 per share to others, our existing shareholders will suffer dilution.

        The April 2003 stock purchase agreements with SIC and Iams provide that the number of shares issued to SIC and Iams will be subject to adjustment if we issue shares (other than upon exercise of existing stock options) at a price less than their $12.00 per share purchase price. Additional shares are issuable to SIC and Iams so that the adjusted price per share is equal to the lower price at which we issue shares or grant options. If we were to issue shares on or before April 15, 2004 at less than $12.00 per share, we would be required to issue additional shares to SIC and Iams calculated by dividing their total purchase price by the lower stock price and subtracting the number of shares already issued to them from the quotient. For example, if we issued any shares at $10.00 per share prior to April 15, 2004, we would be required to issue an additional 150,000 shares to SIC ($9,000,000 ÷ $10 = 900,000; 900,000 - 750,000 = 150,000 additional shares) and 100,000 shares to Iams ($6,000,000 ÷ $10 = 600,000; 600,000 - 500,000 = 100,000 additional shares). After April 15, 2004, as long as either SIC or Iams owns at least 5% of our outstanding Common Stock, the number of shares issued to them will be subject to adjustment on a weighted-average anti-dilution formula. These anti-dilution rights expire upon the completion of an initial public offering of our shares or when their respective ownership is less than 5% of our outstanding shares of Common Stock.

We will be challenged to manage our anticipated growth.

        Our gross premium produced has grown from gross premiums of $7.9 million in 1997 to $64.2 million in 2002. During that period, we have significantly expanded our operations. It is difficult to manage this growth, and our future success depends on our ability to implement and maintain:

  •
  sales and marketing programs;

  •
  customer support programs;

  •
  technological support for sales and claims management;

  •
  recruitment and training of personnel; and

  •
  operation and financial control systems.

        If our business continues to grow at a comparable pace, we will need to continue to refine our systems, internal controls, policies and procedures and to expand the training of our work force. Our inability or failure to manage our growth effectively could decrease our profitability and strain our resources, which could have a material adverse effect on our business. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

A majority of the members of our Board of Directors is elected by SIC.

        VPSI's Articles of Incorporation, as currently amended, provide that the Series A Convertible Preferred shareholders elect two of VPSI's Directors and that the Series B Convertible Preferred shareholders elect one Director. SIC, as the holder of all of VPSI's Series A Convertible Preferred shares and substantially all of the Series B Convertible Preferred shares until April 15, 2003, elected three of VPSI's five Directors. The holders of Common Stock have the right, as a class, to elect the other two Directors; however, with the conversion of all of the outstanding shares of Preferred Stock on April 15, 2003, the holders of the Common Stock will elect all five Directors at the next annual shareholders meeting. With the sale of 750,000 shares of Common Stock to SIC, the conversion of their Preferred Stock into 2,580,648 shares of Common Stock, and 87,290 shares of Common Stock owned prior to April 2003, SIC owns 3,417,938 shares or approximately 61% of our Common Stock. As a result, even under the principles of cumulative voting, SIC will control the election of our Directors and the outcome of most corporate actions requiring shareholder approval. The interests of SIC may differ from and conflict with the interests of the other shareholders. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationship and Related Transactions."

This report has forward-looking statements.

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. No assurance is given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the risk factors identified above, include general economic conditions in our markets, including inflation, recession, interest rates, and other economic factors that generally affect businesses. See "—Forward-Looking Statements."

VPI may have limits on profitability and its ability to pay VPSI a dividend.

        VPI is limited to earning "a fair rate of return" on its California pet insurance business by California Proposition 103, the Insurance Reform and Rate Reduction Act of 1988 ("Proposition 103"). Enacted in 1988, Proposition 103 froze the premium rates of property and casualty insurance companies, imposed a 20% rollback on premium rates for certain companies (VPI was not affected by the rate roll back), and required that increases in policy premium rates be approved by the DOI. In 1989, the California Supreme Court upheld the constitutionality of the rollback and held that a "fair rate of return" standard should apply to approval of premium rates by the DOI. Although what constitutes a "fair rate of return" has not been definitively established and all of VPI's applications for premium rate increases have been approved as presented to the DOI since 1988, there is no assurance that VPI's future profitability may not be limited by the DOI's ability to approve rate and premium increases to reflect increased costs. To the extent that other states adopt similar legislation, VPI's profits may be adversely affected.

        VPI also has restrictions affecting the payment of shareholder dividends imposed by the DOI. The maximum amount of dividends that can be paid without prior approval of the DOI is limited to the greater of 10% of capital and surplus as regards policyholders as of the preceding year-end or 100% of net income for the previous year limited by the amount of unassigned surplus. VPI is not presently permitted to declare any dividends without prior approval from the DOI and did not pay any dividends to VPSI, its parent company and only shareholder, for the years ended December 31, 2002, 2001, and 2000. Restrictions on the payments of dividends by the DOI or other state agencies with similar restrictions could have a material adverse effect on our parent company. See "—Government Regulations."

It is unlikely we will pay dividends on our Common Stock.

        We have never declared or paid any cash dividends on our Common Stock. We intend to retain future earnings, if any, that may be generated from our operations for expansion of our business.

Because the DOI restrictions limit VPI's ability to pay a dividend to VPSI, VPSI's ability to pay a dividend to its shareholders will be restricted. See "—Government Regulations." As a result, our shareholders must rely on an increase in the value of their shares rather than dividend income to obtain a return on their investment.

There is no trading market for our Common Stock.

        There is no trading market for our Common Stock, and no such market is expected to develop. We do not have any obligation to repurchase our shares, and California law may restrict our ability to repurchase shares. The price we would pay to repurchase our shares, if legally permitted to do so, would be set by our Board of Directors. Our shares are highly illiquid and shareholders may not be able to sell their shares for the fair market value if they need to liquidate their investment in our Common Stock.

ITEM 2. PROPERTIES

        The Company owns no real property. We currently lease approximately 50,000 square feet of office space in Brea, California at a lease rate of approximately $62,000 per month or approximately $740,000 for the year ending December 31, 2002. The lease expires in December 2011 and provides for annual rent escalation. We have a right of first refusal to occupy a comparable building projected for construction on the site immediately adjacent to our current offices. Our current offices are anticipated to meet our needs for the foreseeable future. We also have approximately $760,000 in computer and other equipment lease commitments for the year ending December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Our Common Stock

        Our Common Stock does not trade on any securities exchange or automated quotation system, and there is no firm that makes a market in our Common Stock.

Dividends

        The Company has never paid a cash dividend on its Common Stock and does not plan to pay such dividends in the foreseeable future. The Company's policy is to retain earnings to finance future growth. Additionally, VPI, the major subsidiary and principal source of the consolidated revenues of the Company, is subject to limitations imposed by California law on payment of dividends to the Company without prior approval from the DOI and may be subject to similar restrictions in states other than California where the Company may become licensed to sell pet insurance directly. Our payment and amount of dividends, however, will be subject to the discretion of our Board of Directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our Board of Directors may deem relevant. See Item 1, "Business—Government Regulation; and—Risk Factors."

Shareholders of Record

        As of April 15, 2003, we have approximately 935 holders of our Common Stock. No Preferred Stock is outstanding as of April 15, 2003.

Recent Sales of Unregistered Securities

        We issued no securities during the year ended December 31, 2002.

Equity Compensation

        The following table sets forth certain information regarding equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	151,900	$4.73	-0-
Equity compensation plans not approved by security holders	420,197	$3.80	-0-
Total	572,097	$4.05	-0-

ITEM 6. FINANCIAL INFORMATION

Selected Financial Data of Financial Condition and Results of Operations

        The selected data presented below under the captions "Income Statement Data" and "Balance Sheet Data" as of and for each of the years in the five-year period ended December 31, 2002 are derived from the consolidated financial statements of the Company. Such consolidated financial statements as of and for each of the years in the four-year period ended December 31, 2002 have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and the report thereon are included elsewhere herein. The consolidated financial statements as of and for the year ended December 31, 1998 have been audited by Arthur Andersen LLP, independent certified public accountants. The selected financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto appearing elsewhere herein.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data:
Premiums earned	$33,384,474	24,030,857	22,039,492	15,253,935	9,842,446

Total revenues	$37,454,302	27,420,045	24,200,804	16,746,366	11,074,365

Expenses:
Losses and loss adjustment expenses	20,894,257	15,375,963	14,335,087	10,300,640	6,907,243
Policy acquisition costs	3,300,085	3,041,931	5,245,854	5,069,314	3,028,353
General and administrative	10,958,057	7,971,873	4,753,588	3,693,434	3,386,401

Total losses and expenses incurred	$35,152,399	26,389,767	24,334,529	19,063,388	13,321,997

Income (loss) before cumulative effect of change in accounting principle	2,301,903	1,030,278	(133,725)	(2,317,022)	(2,247,632)
Cumulative effect on prior years (to 12/31/98) of change in accounting for revenue recognition	—	—	—	584,000	—

Net income (loss)	$2,301,903	1,030,278	(133,725)	(1,733,022)	(2,247,632)

Earnings (loss) per common share—basic	$1.35	0.61	(0.08)	(1.07)	(1.40)
Weighted average shares outstanding	1,699,075	1,697,530	1,694,485	1,618,732	1,607,919
Earnings (loss) per common share—diluted	$.49	0.22	(0.08)	(1.07)	(1.40)
Weighted average shares outstanding—assuming dilution	4,660,390	4,656,746	1,694,485	1,618,732	1,607,919

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$733,053	867,098	4,746,291	4,447,265	4,401,485
Total investments	15,031,081	12,868,814	6,596,429	4,530,233	4,851,068
Total assets	$48,309,258	32,009,967	23,442,413	16,584,891	13,952,474

Loans, notes and debentures payable	$—	250,540	—	—	—
Convertible preferred stock	8,107,386	8,107,386	8,107,386	8,107,386	8,000,002
Shareholders' equity (deficit)	$6,507,192	3,703,411	2,461,167	2,546,958	4,039,821

	Year ended December 31,
	2002	2001	2000
Weighted average shares outstanding	1,699,075	1,697,530	1,694,485
Conversion of preferred stock	2,615,288	2,615,288	—
Stock options and warrants	346,027	343,928	—

Weighted average shares outstanding—assuming dilution	4,660,390	4,656,746	1,694,485

        The following loss and LAE ratio and underwriting expense ratio are used to interpret the underwriting experience of property and casualty insurance companies. Losses and LAE, on a GAAP and statutory basis, are stated as a percentage of premiums earned because losses occur over the life of a policy as premiums are earned. Underwriting expenses on a GAAP basis are determined by comparing underwriting expenses as a percentage of premiums earned. Under a statutory basis, the loss and LAE ratio is computed in the same manner as under GAAP, but the underwriting expense ratio is determined by comparing expenses as a percentage of premiums written because most underwriting and policy acquisition expenses are incurred when policies are written and are not allocated over the policy period. In addition, the underwriting expenses are net of lost and found registry fees and include certain costs expensed only under a statutory basis. The statutory underwriting profit margin is the extent to which the combined loss and LAE ratio and the underwriting expense ratio are less than 100%. A combined ratio in excess of 100% would indicate a loss related to underwriting activities. Our loss and LAE ratio, underwriting expense ratio, and combined ratio on a statutory basis and under GAAP for the last five years are shown in the following table.

	Years Ended December 31,
	2002	2001	2000	1999	1998
GAAP Ratios:
Loss and LAE ratio	62.6%	64.0%	65.0%	67.5%	70.2%
Underwriting expense ratio	42.7%	45.8%	45.4%	57.4%	65.2%

Combined ratio	105.3%	109.8%	110.4%	124.9%	135.4%

Statutory Data:
Net income (loss)	$550,071	2,367,853	(432,601)	(2,294,986)	(1,967,932)
Policyholders' surplus	4,993,645	4,271,719	2,748,430	3,224,322	3,169,941
Premiums written/surplus	8.1x	5.8x	10.0x	5.8x	4.0x
Loss and LAE ratio	62.6%	64.0%	65.0%	67.5%	70.2%
Underwriting expense ratio	31.7%	33.0%	33.0%	42.7%	43.6%

Combined ratio	94.3%	97.0%	98.0%	110.2%	113.8%

        The following information presents other significant financial data demonstrating the gross premium produced by VPI policies, the policies written by VPI in California, the premium assumed by VPI in accordance with the SIC Reinsurance Agreement for policies written outside California, and the premium retained by SIC under the SIC Reinsurance Agreement. The data for the years ended December 31, 2002 and 2001 reflect the 50:50 quota share between VPI and SIC; the data for the years ended December 31, 1998 through 2000 reflect the 80:20 quota share between VPI and SIC.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Significant Data:
California Written by VPI	$16,656,041	12,681,567	9,563,516	7,505,233	5,152,073
Other states Assumed by VPI	23,773,804	16,139,131	17,916,665	11,142,373	7,457,325
Other states Retained by SIC	23,773,804	16,139,132	4,479,166	2,785,593	1,864,331

Gross premiums produced	$64,203,649	44,959,830	31,959,347	21,433,199	14,473,729

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion includes our operations for each of the periods discussed. You should read this discussion and analysis in conjunction with "Selected Financial Data" and our Consolidated Financial Statements and the related Notes thereto which are included elsewhere in this information statement.

        We market, underwrite, insure, and reinsure pet accident and health insurance for dogs and cats, and to a lesser extent birds and other pets, through our subsidiaries, VPI, a California insurer, and DVM, a licensed, non-resident insurance agency in all states outside California. VPI writes coverage in California, and DVM places all insurance written outside California with NCC. NCC, in turn, reinsures 100% of this business with SIC, which then reinsures a portion of that business (currently 50% since January 1, 2001) with VPI. For the year ended December 31, 2002, approximately 57% of the Company's total earned premiums come from the SIC Reinsurance Agreement. See Item 1, "Business—Reinsurance." We also operate a nationwide pet registry service for our policyholders through VPIS, another subsidiary. The Company operates in only one business segment. See Item 1, "Business."

        Since 1997, our premiums have grown at an average annual rate of over 55% per year, due to increased marketing and sales efforts to promote product awareness through veterinarians, animal hospitals, print advertising, joint marketing efforts with other pet service and product providers, and, most recently, through the Internet. Over the past six years, we have been building and updating our infrastructure to accommodate the planned premium growth, and those expenses led to net operating losses through 2000. Such losses have abated at year-end 2001, due to consistent premium growth, a stable loss ratio, and operational efficiencies. Management expects annual premium volume to continue to increase, although at a slower rate than in the past five years, due to the higher expected revenue base and the resulting lower percentage that additional revenue represents as a percentage of the prior year's revenue. We do not believe that a slower rate of premium growth will be material to our financial condition or our future results of operations. The investment we have made in our operating infrastructure over the last six years will support future premium growth and is anticipated to contribute to higher profit margins. See Item 1, "Business—Forward-Looking Statements" and "—Risk Factors."

        The critical accounting policies related to our business are revenue recognition, deferred policy acquisition costs, and estimating loss and LAE reserves.

Revenue Recognition

        Service fees represent monthly installment fees charged to policyholders who elect to pay their premiums over the policy term, lost and found registry fees, and non-refundable policy renewal fees. Premiums and lost and found registry fees are reported as earned on a pro rata basis over the respective contract periods. Non-refundable policy renewal fees and monthly installment fees are recorded as revenue when billed to the policyholder. Unearned premium reserves and deferred revenues represent the pro rata portion of revenues that are applicable to the unexpired terms of policies in force at the end of each period.

Deferred Acquisition Costs

        Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs, are deferred and amortized as the related premiums are earned. Deferred acquisition costs are periodically reviewed for recoverability by management.

Losses and Loss Adjustment Expenses

        Losses and LAE are charged to income as incurred. Unpaid losses and LAE represent the accumulation of estimates for reported losses and include a provision, based on past experience, for losses incurred but not reported, using actuarial techniques. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments related to a prior accounting period are reflected in current period operations. Management believes that the unpaid losses and LAE accrual is adequate to cover the losses and LAE incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount we have provided.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No. 146). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of Financial Accounting Standards Board Statements Nos. 5, 57 and 107 and a rescission of Financial Accounting Standards Board Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS No. 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Operating Results

        Gross premiums production has consistently increased over the past several years, due to enhanced marketing efforts directed toward pet owners and veterinarians to increase the awareness of the benefits of pet insurance, the introduction in late 1997 of our additional coverage endorsement for vaccination and routine care coverage, our installment premium payment options introduced in mid-1997, and our group payment program that started in 1999.

        Gross premiums produced increased by 42.8% for the year ended December 31, 2002 compared to December 31, 2001 due to a 38.5% increase in the number of new pet insurance policies sold, and a 37.9% increase in the number of renewed pet insurance policies. The average premium per policy increased 3.3% from $246 average premium per policy for 2001 to $254 for 2002.

        Gross premiums produced increased by 40.7% for the year ended December 31, 2001 compared to December 31, 2000 due to a 25.0% increase in the number of new pet insurance policies sold, and a 35.6% increase in the number of renewed pet insurance policies. The average premium per policy increased 6.0% from $232 average premium per policy for the year ended December 31, 2000 to $246 for the year ended December 31, 2001.

        The routine care endorsement generated approximate gross premiums produced of $7.8 million, $11.6 million, and $15.2 million in 2000, 2001, and 2002, respectively. Approximately 70% of policies are now written on an installment payment program. As of December 31, 2002, there are approximately 670 active group payment companies with approximately 17,000 active policies. Such companies include both veterinary hospitals, where employers generally pay the premiums for policies for their employees, and companies that offer to their employee's payroll deduction plans to purchase pet insurance, either directly or through third-party administrators who administer all their benefit plans. These policies are renewed annually, and we believe that the renewal rate for this group of policies will be consistent with our historical policy renewal rate. We offer discounts ranging from 5% to 20% on policies paid through employer groups. We do not believe the loss or termination of any one particular group of companies will have a material impact on our financial condition, results of operations, or liquidity.

        The following table shows the breakdown of total gross premiums produced by source for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
California—Written by VPI	$16,656,041	12,681,567	9,563,516
Other states—Assumed by VPI	23,773,804	16,139,131	17,916,665
Other states—Retained by SIC	23,773,804	16,139,132	4,479,166

Gross premiums produced	$64,203,649	44,959,830	31,959,347

California	26%	28%	30%
Other states	74%	72%	70%

Total premiums produced	100%	100%	100%

        Effective January 1, 2001, the SIC Reinsurance Agreement was amended to reduce VPI's portion of the in-force and future premiums and losses incurred from 80% to 50%, in order to maintain VPI's premium to policyholders' surplus ratio at a level acceptable to the DOI. Thus, as of that date, VPI returned to SIC $4.0 million of previously assumed premiums and VPI recaptured previously paid commissions of $1.3 million, for a net expense of $2.7 million. The net cost to VPI for this reinsurance was 2.5% of gross premiums produced in 2002 because we receive 28.5% of the non-California gross premiums produced as commission income, receive an additional 1.0% production incentive, and pay 32.0% of the assumed premium as ceding commission. We plan to return to the 80% (VPI)—20% (SIC) reinsurance quota share percentage for new and renewal policies in April 2003 with an amendment to the SIC Reinsurance Agreement (the "2003 Reinsurance Amendment"), contingent upon DOI approval. As a consequence of the 2003 Reinsurance Amendment, the net reinsurance cost is expected to increase to 5.0% of gross premiums produced effective January 1, 2003 and will stay at that margin for years 2003 through 2005, assuming no increases in premium taxes, boards and bureaus, or other regulatory fees and assessments in states other than California. See Item 1, "Business—Reinsurance" and Item 13, "Certain Relationships and Related Transactions."

        The increases in premiums written led to similar growth in earned premiums, which are significantly impacted by the percentage of premiums assumed from SIC. Premiums earned increased by 9.0% and 38.9%, respectively, from 2000 to 2001 and 2001 to 2002. The net effect of the 2001 reinsurance change was to reduce VPI's earned premiums by approximately $6.7 million for 2001, and the 2000 to 2001 increase would have been 39%.

        Total revenues include premiums earned, policy fees, lost and found registry fees, installment fees, and investment income, and increased 13.3% and 36.6%, respectively, from 2000 to 2001 and 2001 to 2002.

        Losses and LAE increased by 35.9% from 2001 to 2002. Losses and LAE generally increase as a result of growth in premiums earned, the percentage of reinsurance assumed, and other factors affecting insured pets such as accidents and injuries, illnesses, and the mix of business between dogs and cats and specific breeds therein. Changes to prior accident-year estimates for losses and LAE were $(119,000) and $260,000 for the years ended December 31, 2001 and 2002, respectively. These changes to prior-year loss estimates represent (0.5%) and 0.8% of net premiums earned for the years ended December 31, 2001 and 2002, respectively. The increase in the incurred losses for 2001 and prior accident-year losses is due to an increase in the ultimate liability for pet insurance claims in excess of what was originally estimated. During 2002, claim payments related to accident years 2001 and prior years exceeded our recorded estimate at December 31, 2001 by approximately $260,000. The increases in these claim costs relate to higher than projected severity for prior accident-year claims, due to the increased cost of veterinary medical services and related treatment costs, such as prescription drugs and laboratory expenses. These changes are inherent in the loss and LAE reserve estimating process, and we do not deem these changes to prior accident-years loss estimates to be material to our results of operations for the years ended December 31, 2001 and 2002, or material to our financial condition at December 31, 2002. For 2002, the growth rate of 35.9% in losses and LAE is due to the related premium growth, as net premiums earned increased by approximately 39% during the same period. With the additional statutory capital and surplus in VPI from the sale of Common Stock to Iams and SIC, we plan to return to the 80:20 quota share in April 2003 with the 2003 Reinsurance Amendment, contingent upon DOI approval. We anticipate the effective date of this change will be January 1, 2003. See "—Liquidity and Capital Resources" below. After the change in the quota share to 80:20, the amount of losses and LAE should increase proportionately to the amount of business retained.

        Losses and LAE increased by 7.3% from 2000 to 2001. The loss and LAE ratio to premiums earned improved from 65.0% in 2000 to 64.0% in 2001. Changes to prior accident-year estimates for losses and LAE were $87,000 and ($119,000) for the years ended December 31, 2000 and 2001, respectively. These changes to prior year loss estimates represent .4%, and .5% of net premiums earned for the years ended December 31, 2000 and 2001, respectively. These changes are inherent in the estimating process, and we do not deem these changes to prior accident-year loss estimates to be material to our results of operations for the years ended December 31, 2000 and 2001, or material to our financial condition at December 31, 2001.

        We believe the decreases in the loss ratio from 2000 to 2002 are primarily due to the growth of routine care coverage that may initially cost more in claims, but ultimately leads to lower aggregate costs due to the resulting increased general wellness, as well as improved efficiencies in the claims settlement process. In addition, the decreases in the loss ratio are due to a combination of an increase in average premiums for policies sold, a reduction in claim frequency as a percentage of gross premiums produced, and reduced claim administrative costs as a percentage of premiums earned, offset by an increase in the average paid-claim severity. Management is continually analyzing its loss experience and assessing its pricing adequacy by reviewing premium rates, underwriting standards, and policy reimbursement terms such as deductibles, procedure reimbursement limitations, and co-pay percentage, and has the ability to change its premium rates through the ratemaking process in each state that premiums are produced, as deemed appropriate.

        Policy acquisition costs consist of commissions incurred, marketing and sales expenses, and premium taxes, reduced by commissions received by DVM from NCC for producing and servicing policies outside of California. Policy acquisition costs that are directly related to and vary with the amount of new and renewal premiums are deferred and amortized over the related policy terms. All other acquisition costs are expensed in the period incurred.

        Policy acquisition costs as a percentage of premiums earned decreased from 12.7% to 9.9% for 2001 compared to 2002. These improvements are primarily due to the 47.3% increase in the volume of premiums produced outside of California. DVM earns a 1.0% productive incentive commission on the business produced for NCC to help defray some of VPI's policy acquisition costs. We anticipate that this incentive will be eliminated in the Proposed 2003 Reinsurance Amendment.

        Policy acquisition costs as a percentage of premiums earned decreased from 23.8% to 12.7% for the years ended December 31, 2000 and 2001, respectively. Consistent with the reduction in the policy acquisition cost ratio in 2002, the lower ratio in 2001 is due to changes in the quota share from 80% to 50%, increased commissions earned on non-California produced business, and an increase in the production incentive commission from 2.6% for the year ended December 31, 2000 to 3.3% for the year ended December 31, 2001. For the year ended December 31, 2001, non-California produced business increased by 44.1% compared to the comparable results for 2000.

        General and administrative ("G&A") expenses increased by 67.7% and 37.5%, respectively, from 2000 to 2001 and 2001 to 2002, as the amount of business increased dramatically and management was improving and modernizing the infrastructure. G&A expenses as a percentage of premiums earned were 21.6%, 33.2%, and 32.8% for the years ended December 31, 2000, 2001, and 2002, respectively. The increase in G&A in 2002 was due to higher payroll and related employee benefit costs, consulting costs associated with the planning for the computer processing system conversion, higher third-party credit card processing charges, and increased advertising and related marketing costs. Management expects the percentage of G&A expenses to premiums earned to decline and level off beginning in mid-2003, as installation of the new computer system is completed and operating efficiencies are improved.

        Our premiums receivable have increased by 69.3% from 2001 to 2002. The growth in receivables is due to the increases in gross premiums produced in all states, along with the impact of a greater percentage of our policyholders paying their premiums through monthly installment payments, which amounts to approximately 70% of our business. At December 31, 2002, approximately 92% of our premium receivables are for future billings of in-force business and policies effective after January 1, 2003. The offsets to premiums receivable are unearned premiums and premiums payable to NCC. Premium revenues are earned on a pro rata basis over the respective term of the policy. The typical term of the insurance policies we sell is for one year.

        Our billing and collection procedures dictate that cash must be received before the effective date of the coverage. On new business written, we bill and collect a first and last month payment. Collection of premium for subsequent months takes place prior to the effective date of coverage. If funds are not received prior to the effective date of coverage, the policy does not get issued, or if the policy is currently in force, then cancellation steps are initiated. This process is established to ensure that minimal premiums earned are subject to collection activity, and to avoid potential uncollectability. Our historical premiums charged off as uncollectible have been immaterial.

        There have been no federal income taxes incurred for the years 2000, 2001, and 2002, due to net operating losses incurred from our inception in 1980 through year 2000. At December 31, 2002 we have net operating loss carryforwards of approximately $4.6 million, which will, if not used, expire in various amounts from 2003 to 2019. The Company has established a valuation allowance against a portion of its deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At such time as it is determined that it is more likely than not that additional deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Based on such analysis, management reduced the valuation allowance in 2002 in the amount of $789,000, after consideration of the amount of the 2002 taxable income.

Liquidity and Capital Resources

        On April 14, 2003, we sold 750,000 shares of our Common Stock to SIC for a purchase price of $12.00 per share for gross proceeds of $9.0 million (the "SIC Stock Sale"), of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, we sold 500,000 shares of our Common Stock to Iams for a purchase price of $12.00 per share for gross proceeds of $6.0 million (the "Iams Stock Sale"), all of which was contributed to the statutory capital and surplus of VPI. Assuming the closing of the SIC Stock Sale and the Iams Stock Sale on December 31, 2002, the consolidated shareholders' equity of VPSI would have been approximately $21.3 million, net of the related transaction costs, instead of the reported shareholders' equity of $6.5 million.

        On April 15, 2003, in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI's statutory capital and surplus, we applied for approval from the DOI for an addendum to the SIC Reinsurance Agreement to return to the 80% (VPI):20% (SIC) quota share, retroactive to January 1, 2003.

        VPI is required by the DOI to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain our net written premiums to surplus ratio at a level not to exceed 8:1. At December 31, 2002, statutory capital and surplus were $4.3 million and $5.0 million, respectively, and the net written premiums to surplus ratios were 5.8:1 and 8.1:1, respectively. Assuming that the April 2003 contribution of $11.0 million to VPI's capital had occurred on December 31, 2002, the statutory capital would have been approximately $16.0 million and the net written premiums to surplus ratio would have been 2.5:1. In December 1999, SIC committed to the DOI to invest the necessary statutory capital and surplus, or renegotiate the reinsurance agreement with VPI, or both, in order for VPI to maintain the minimum level of statutory capital required by the DOI in accordance with the SIC Support Commitment. With the reduction in our net written premiums to surplus ratio as a result of the contribution of $11.0 million to VPI's statutory capital and surplus on April 15, 2003 from the proceeds of the sale of Common Stock to SIC and Iams, we have contacted the DOI to request elimination of the SIC Support Commitment. See Item 1, "Business—Government Regulations."

        The National Association of Insurance Commissioners ("NAIC") has adopted a risk-based capital ("RBC") formula for property and casualty insurance companies. The formula calculates a minimum level of capital and surplus that should be maintained and is designed to allow state regulators to identify potentially undercapitalized companies. Under the formula, VPI determines its RBC by taking into account certain risks related to its assets and its liabilities. The RBC rules provide for four different levels of regulatory attention depending upon the ratio of VPI's total adjusted capital ("TAC") to one of the four authorized control levels of RBC. See Note 2 of our Consolidated Financial Statements.

        At December 31, 2002, VPI's TAC placed it at the Regulatory Action Level (see Note 2). Consequently, VPI was required to file a detailed, comprehensive plan with the DOI which we were discussing with the DOI at the time of the negotiations for the sale of Common Stock to SIC and Iams that were completed in April 2003. VPI was also subject to examination, analysis, and specific corrective action based on the Regulatory Action Level (see Note 2). The April 2003 sale of Common Stock to SIC and Iams and the subsequent contribution of $11.0 million to VPI's statutory capital and surplus placed VPI above both the Regulatory Action Level and the Company Action Level (see Note 2), and no further corrective action will be required under the NAIC guidelines.

        We utilize cash from operations and maturing investments to meet our insurance obligations to policyholders and for operating costs. Primary sources of cash from operations include premium collections, commissions and fees, and investment income. The principal uses of cash from operations are for premium payments to SIC, payments of claims, and operating expenses such as salaries, communications, and general overhead. Cash maintained in trust for SIC by DVM is restricted pursuant to the requirements of the DOI, and we maintain an irrevocable letter of credit with SIC (the "LOC") as the beneficiary to comply with the trust requirements of the Code.

        Management believes that the Company will generate sufficient cash flow from operations to cover its liquidity needs for the next 12 months. The Company will continue the investment in its operating systems conversion through the first quarter of 2003 related to its software system conversion, and we expect to spend an additional $300,000 to support this project. Since the start of the conversion project, the Company has paid approximately $1,100,000 to its third-party vendors for the development of the software.

        VPI currently invests in United States government or agency bonds, bills, and notes, high quality corporate bonds, and preferred stocks. At December 31, 2002, $12.2 million, or 81% of the portfolio's market value, was held in U.S. Treasury securities and obligations of U.S. government agencies. The remaining 19% of the portfolio was held in corporate bonds and preferred stocks. The maturity distribution at December 31, 2002 was 9% of the portfolio maturing in one year or less, 39% maturing in one to five years, and the remaining 52% of the portfolio maturing in five to ten years. All securities with original maturities of less than one year are carried at amortized cost, which approximates market. Although we intend to hold our securities until their contractual maturity, all fixed-income securities are classified as available-for-sale and are carried at market value in accordance with SFAS 115. Unrealized gains and losses are included in other comprehensive income, and at December 31, 2001 and 2002 our net unrealized gains (net of deferred income taxes) were $200,000 and $702,000, respectively.

        Investment balances of $3.5 million at December 31, 2001 and $14.0 million at December 31, 2002 are restricted as collateral against the LOC provided by VPI for the unearned premiums assumed from SIC. Restricted investment balances represent 89% of our total cash and investments at December 31, 2002. The LOC was originally provided to SIC in 1994, and has been amended as needed since that time, at the agreement of both VPI and SIC. The increase in the LOC from $1.5 million to $3.0 million was made in December 1998. Due to the growth of our business produced in states outside California, we have amended the current $3.0 million LOC and increased it to $14.0 million effective December 30, 2002. We pay an annual commitment fee equal to 80 basis points of the total LOC, and while there is no expiration date stated in the LOC, it is subject to annual renewal.

        VPI is restricted from paying dividends to VPSI without receiving prior approval from the DOI, and it has never paid any dividends. See Item 1, "Business—Government Regulations."

Contractual Obligations

        Our financing obligations generally include operating lease payments on certain of our premises and equipment and the annual commitment fee of 0.8% on the LOC in favor of SIC. As of December 31, 2002, our annual payments relating to these contractual obligations are as follows

	2003	2004	2005	2006	2007	Thereafter	Total
Operating lease payments	$1,501,000	$1,174,000	$760,000	$743,000	$741,000	$2,901,000	$7,820,000
Commitment fee	112,000	—	—	—	—	—	112,000

	$1,613,000	$1,174,000	$760,000	$743,000	$741,000	$2,901,000	$7,932,000

Quarterly Data

        The following is a summary of operations by quarter for the years ended December 31, 2002 and 2001:

	2002				2001
	Mar 31	Jun 30	Sep 30	Dec 30	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$8,263,990	$8,953,606	$10,071,282	$10,165,424	$5,690,270	$6,715,137	$7,405,371	$7,609,267
Total expenses incurred	7,827,348	8,516,688	9,657,419	9,150,944	5,787,014	6,601,836	6,840,961	7,159,956
Net income (loss)	$436,642	$436,918	$413,863	$1,014,480	$(96,744)	$113,301	$564,410	$449,311
Earnings (loss) per share:
Basic	$0.26	$0.26	$0.24	$0.60	$(0.06)	$0.07	$0.33	$0.26
Diluted	$0.09	$0.09	$0.09	$0.22	$(0.06)	$0.02	$0.12	$0.10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our consolidated balance sheets include a substantial amount of invested assets whose fair values are subject to various market risk exposures including interest rate risk and equity price risk.

        The Company's invested assets at December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
Fixed maturity bonds (at amortized cost)	$13,761,160	$12,462,819
Equity securities (at cost)	206,838	206,238

Total invested assets	$13,967,998	$12,669,057

        The Company's interest rate risk is primarily in its fixed maturity bond portfolio. As market interest rates decrease, the value of the portfolio increases with the opposite holding true in rising interest rate environments. In addition, the longer the maturity, the more sensitive the asset is to market interest rate fluctuations. The Company limits this risk by investing in securities with maturities no greater than ten years. In addition, although fixed maturity bonds are classified as available-for-sale, the Company's investment guidelines place primary emphasis on buying and holding high-quality bonds to maturity. Since inception of the Company, a very small number of bonds have been sold prior to their maturity or call date. Because fixed maturity bonds are primarily held to maturity, the change in the market value of these bonds resulting from interest rate movements are unrealized and no gains or losses are recognized in the consolidated statements of operations. Unrealized gains and losses are reported as separate components of stockholders' equity, net of any deferred tax effect. As of December 31, 2002, the Company's unrealized gains (net of unrealized losses) before income taxes on its fixed maturity bond portfolio was approximately $1,068,000. Given a hypothetical parallel increase of 100 basis points in interest rates, the fair value of the fixed maturity bond portfolio would decrease by approximately $600,000 at December 31, 2002. This decrease would not be reflected in the statements of operations except to the extent that the securities were sold.

        The Company's certificates of deposit have only minimal interest rate risk. Due to the Company's small investment in equity securities (approximately 1.5% of total invested assets), the Company has only minimal exposure to equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements are attached hereto and filed as a part of this report under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages, and positions of the Company's officers and Directors as of the date of this report are listed below:

Name	Age	Position
Jack L. Stephens, D.V.M.	56	President, Chief Executive Officer, and Director
David B. Goodnight, D.V.M.	48	Executive Vice President—Business Development
Kent A. Kruse, D.V.M.	64	Vice President—Chief Operating Officer
Elizabeth M. Hodgkins, D.V.M.	53	Executive Vice President—Claims
Paul W. Souza	43	Executive Vice President, Chief Financial Officer
Rebecca F. Lewis	39	Vice President—Marketing
Vicki L. Stephens	51	Vice President—Licensing
Richard D. Stephens	39	Vice President—Information Technology and Chief Information Officer
Bruce H. Haglund	51	Secretary
David J. Lancer	78	Director
Michael D. Miller	50	Director
R. Max Williamson	65	Director
Gary L. Tiepelman	49	Director

Jack L. Stephens, D.V.M.,

        Dr. Stephens has been the President, Chief Executive Officer, and a Director of VPSI since our formation in October 1980. Dr. Stephens is also a Director and the Chief Executive Officer of DVM, VPI, and VPIS. Prior to his employment with us, Dr. Stephens was a self-employed veterinarian in Villa Park, California. He has been active in veterinary associations, served as President of the Orange County Chapter of the Southern California Veterinary Medical Association ("SCVMA"), and was President of the SCVMA during 1983. Dr. Stephens has also been an active participant on several committees with state and local veterinary associations, including the Insurance Committee of the SCVMA. Dr. Stephens received his D.V.M. degree from the University of Missouri in 1972.

David B. Goodnight, D.V.M.

        Dr. Goodnight commenced his employment with us in September 1999 as National Director of Business Development. In February 2000, he was named Executive Vice President—Business Development of VPSI and VPI. From June 1997 to September 1999 Dr. Goodnight was employed by Brakke Consulting, Inc., a worldwide consulting firm providing services to clients in animal health and related industries, where he founded their veterinary practice management division. Between November 1996 and May 1997, he provided consulting services for VCA in connection with hospital acquisitions. From 1978 through 1996, Dr. Goodnight owned and managed a veterinary practice. Dr. Goodnight received a D.V.M. degree from Texas A&M University in 1977 and an M.B.A. from Southern Methodist University in 1988.

Kent A. Kruse, D.V.M.

        Dr. Kruse has been the Chief Operating Officer of VPSI and VPI since November 1999. He joined us in January 1999 as National Director of Business Development. Dr. Kruse co-founded Petshealth Insurance Agency, Inc. in 1995 and served as its President from 1997 to February 1998. From February 1998 until January 1999, Dr. Kruse was a consultant with GE Capital, working on a study by GE Capital of the pet insurance industry in the United States. In 1989, he and a group of investors purchased the computer division that he helped develop from Animed, Inc. and created Impromed, Inc., a privately-owned veterinary computer company, where Dr. Kruse served as Executive

Vice President from 1989 to 1995. Dr. Kruse received a D.V.M. degree from Iowa State University in 1963.

Elizabeth M. Hodgkins, D.V.M.

        Dr. Hodgkins joined us in April 1999 as Executive Vice President—Claims and Medical Director of VPSI and VPI. Dr. Hodgkins was Vice President of Customer Relations for Heska Corporation from 1996 to April 1999. From 1985 to 1993, she directed the veterinary technical and customer service departments for Hill's Pet Nutrition, Inc. Dr. Hodgkins received a D.V.M. degree from University of California at Davis in 1977 and a J.D. degree from University of Kansas in 1996. Ms. Hodgkins resigned effective May 15, 2003 to return to private veterinary practice; however, she will continue to work with us as a consultant on a part-time basis during a transition period as we seek her replacement.

Paul W. Souza

        Mr. Souza became the Executive Vice President and Chief Financial Officer of VPSI, DVM, VPI, and VPIS in April 2002. He has over 18 years of insurance industry experience, which include 10 years experience as a chief financial officer. From June 2000 to October 2001, Mr. Souza served as Senior Vice President and Chief Financial Officer for VantageMed Corporation, a practice management software company. From September 1999 to May 2000, Mr. Souza served as Vice President and Chief Financial Officer for Sierra Insurance Group, a workers' compensation holding company with four insurance entities, and subsidiary of Sierra Health Services (SHS). Mr. Souza provided consulting services in the insurance and managed care industries from April 1999 through August 1999. From July 1995 to March 1999, Mr. Souza served as Vice President and Chief Financial Officer for Business Insurance Group (BIG), the workers' compensation division of Foundation Health Systems/Health Net, Inc. (HNT). BIG and its four wholly owned insurance subsidiaries were sold by HNT in December 1998. From 1982 to 1995, Mr. Souza held various management positions in the insurance industry. Mr. Souza received a Bachelor of Science degree in Business Administration with an emphasis in Finance, from San Diego State University, in May 1982.

Rebecca F. Lewis

        Ms. Lewis has been employed with us since 1987. Ms. Lewis began her employment as a marketing assistant, in 1990 was promoted to Director of Marketing, and in 1994 was elected Vice President—Marketing of VPSI and VPI. She received a B.S. degree in Communication and Marketing from Virginia Polytechnic Institute in 1987.

Vicki L. Stephens

        Ms. Stephens has been the Vice President—Licensing of VPSI, VPI, and DVM since 1989 and has been employed by us in various executive capacities since 1986. Ms. Stephens is the wife of Jack L. Stephens, our Chief Executive Officer. See Item 13, "Certain Relationships and Related Transactions."

Richard D. Stephens

        Mr. Stephens has been the Vice President—Information Technology of VPSI and VPI since 1991, Chief Information Officer of VPSI and VPI since October 1999, and has been employed by us in various capacities since 1982. He received dual degrees in Finance and Marketing from California State University at Fullerton in 1990. Mr. Stephens is the son of Jack L. Stephens, our Chief Executive Officer. See Item 13, "Certain Relationships and Related Transactions."

Bruce H. Haglund, Esq.

        Mr. Haglund has served as Secretary of VPSI, DVM, VPI, and VPIS since 1996. Mr. Haglund is a partner in the law firm of Gibson, Haglund & Paulsen in Irvine, California. He has been engaged in the private practice of law in Orange County, California since 1980. Mr. Haglund has a J.D. from the University of Utah College of Law.

David J. Lancer

        Mr. Lancer has been a Director of VPSI, DVM, VPI, and VPIS since 1987. We employed Mr. Lancer as our Controller from 1985 until his retirement in 1987. Mr. Lancer has worked as a senior accountant with Lybrand Ross Brothers, a plant controller for Continental Can Corporation and as controller for the Frawley Corporation. Mr. Lancer received a B.B.A. degree from Manhattan College and did graduate work at New York University.

Michael D. Miller

        Mr. Miller has been a Director of VPSI, DVM, VPI, and VPIS since September 1998. He has been with Nationwide since 1985. Mr. Miller has been the Senior Vice President—Finance for the Nationwide property and casualty insurance companies since May 2001. From March 2000 to May 2001, he was the Vice President—Finance for the same companies. From August 1995 to March 2000, he was the Vice President—Finance and Treasurer for the SIC insurance group companies, which included Western Heritage Insurance Company, Scottsdale Indemnity Insurance Company, and Scottsdale Surplus Lines Insurance Company, and National Casualty Company. Mr. Miller is currently a member of the Board of Directors for the SIC insurance group companies and other Nationwide-owned insurance companies. Prior to joining SIC, he was the Vice President—Finance and Treasurer of the Farmland Insurance Companies, another Nationwide subsidiary. Before joining Nationwide in 1985, he was with the Celina Group Insurance Companies for eight years. He has an undergraduate degree in Business Administration and Accounting from Defiance College and an M.B.A. from Indiana University.

R. Max Williamson

        Mr. Williamson has been a Director of VPSI, DVM, VPI, and VPIS since February 2000. He has been the President and Chief Operating Officer of SIC, Scottsdale Indemnity Company, Scottsdale Surplus Lines Insurance Company, National Casualty Company, and Western Heritage Insurance Company since October 1998, where he has been employed since October 1995. Mr. Williamson has been in the insurance industry for 42 years. Prior to joining SIC he worked for ACCEL International Corporation, Legion Insurance Company, Armco Insurance Group, and Travelers Insurance. He has a B.S. degree from Bowling Green State University.

Gary L. Tiepelman

        Mr. Tiepleman has been a Director of VPSI, DVM, VPI, and VPIS since December 2000. He has been employed by SIC since 1987 and was elected Senior Vice President in December 2000. He had previously been Vice President—Underwriting for SIC from August 1999. He has been employed in the insurance industry since 1978. In addition to his employment with SIC, Mr. Tiepelman was employed by Great Southwest Fire Insurance Company (part of the Sentry Group) and Acceptance Insurance Company as Senior Vice President. He is a graduate of Arizona State University with a B.S. degree in Business Administration.

Board of Directors Committees and Compensation

        The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. Members of the Board are kept informed of the Company's business through discussions with the President and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings. Our Bylaws provide that all of the Directors are elected at each annual meeting of the shareholders to hold office until the next annual shareholders meeting. Our next annual shareholders meeting is scheduled for June 6, 2003. Our Articles of Incorporation, as currently amended, provide for the election of five Directors, two elected by the holders of the Series A Preferred Stock and one elected by the holders of the Series B Preferred Stock. Prior to April 2003, SIC owned 100% of the Series A Preferred Stock and 96.4% of the Series B Preferred Stock and elected Messrs. Williamson, Miller, and Tiepelman as Directors at the annual shareholders meeting in April 2002 in accordance with the provisions of the Articles of Incorporation; however, with the conversion of all of the outstanding shares of Preferred Stock on April 15, 2003, the holders of our Common Stock will elect all five Directors at the next annual shareholders meeting. With the sale of 750,000 shares of Common Stock to SIC, the conversion of their Preferred Stock into 2,580,648 shares of Common Stock, and 87,290 shares of Common Stock owned prior to April 2003, SIC owns 3,417,938 shares or approximately 61% of our Common Stock. As a result, even under the principles of cumulative voting, SIC can elect three Directors. See Item 1, "Risk Factors—A majority of our Board of Directors is elected by SIC." The holders of our Common Stock elected Dr. Stephens and Mr. Lancer as Directors at the April 2002 annual shareholders meeting.

        Board members are not presently compensated, but are reimbursed for their expenses associated with attending Board meetings. The Company currently has an Executive Committee, comprised of Messrs. Williamson, Tiepelman, and Miller, an Audit Committee comprised of Messrs. Williamson, Miller, and Lancer, and a Compensation Committee comprised of Messrs. Williamson, Miller, and Lancer.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the years ended December 31, 2000 through 2002 by the Company's Chief Executive Officer and four most highly paid executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Awards
				Other Annual Compensation ($)			Payouts/ LTIP Payouts ($)	All Other Compensation (1)
Name and Principal Position	Year (1)	Salary ($)	Bonus ($)		Restricted Stock ($)	Options/ SARs (#)
Jack L. Stephens, President/CEO	2002 2001 2000	220,520 230,976 228,447	163,000 43,806 48,009		12,000	10,000
David B. Goodnight, Executive Vice President —Business Development	2002 2001 2000	170,000 147,053 117,383	15,000 14,000			3,805 7,500
Elizabeth M. Hodgkins, Executive Vice President—Claims	2002 2001 2000	147,412 136,133 117,383	12,000 13,000			1,805 7,000
Kent A. Kruse, Vice President, Chief Operating Officer	2002 2001 2000	150,000 134,050 102,800	10,000 12,000			806 5,000
Rebecca F. Lewis, Vice President—Marketing	2002 2001 2000	144,270 122,083 100,600	12,000 13,500			1,806

(1)
The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

Option/SAR Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of stock price appreciation for option term
Name (a)	Number of securities underlying Options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)	5%($) (f)	10%($) (g)
Jack L. Stephens, President/CEO	0	N/A	N/A	N/A	N/A	N/A
David B. Goodnight, Executive Vice President—Business Development	3,805	13.3%	$8.00	6/30/10	$14,534	$16,675
Elizabeth M. Hodgkins, Executive Vice President—Claims	1,805	6.5%	$8.00	6/30/10	$6,894	$7,910
Kent A. Kruse, Vice President, Chief Operating Officer	806	2.9%	$8.00	6/30/10	$3,079	$3,532
Rebecca F. Lewis, Vice President—Marketing	1,806	6.5%	$8.00	6/30/10	$6,895	$7,915

Aggregated Options/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

        The following table sets forth the number of options, both exercisable and unexercisable, held by each of the Named Executive Officers of the Company and the value of any in-the-money options at December 31, 2002 (assuming a value of $11.00 on December 31, 2002):

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at December 31, 2002 Exercisable/ Unexercisable	Value of in-the-Money Options at December 31, 2002 Exercisable/ Unexercisable
Jack L. Stephens(1)	—	$—	174,090/—	$1,261,502/$—
David B. Goodnight	—	$—	5,000/6,305	$35,000/$28,915
Elizabeth M. Hodgkins	—	$—	4,666/4,139	$32,662/$21,752
Kent A. Kruse	—	$—	3,333/2,473	$23,331/$14,687
Rebecca F. Lewis	—	$—	9,166/2,640	$64,162/$11,256

(1)
Includes 73,590 warrants to purchase Common Stock and 5,500 incentive stock options granted to Vicki Stephens, Mr. Stephens' wife. See Item 12, "Security Ownership of Certain Beneficial Owners and Management, "and Item 13, "Certain Relationships and Related Transactions."

Employment Agreements

        In August 2002, the Company entered into employment agreements with David B. Goodnight, our Executive Vice President—Business Development, and Rebecca F. Lewis, our Vice President—Marketing. Dr. Goodnight's agreement provides for an annual salary of $170,000 and Ms. Lewis' agreement provides for an annual salary of $150,000. Both agreements expire on June 30, 2004 without provision for renewal and provide for medical insurance, a $100,000 life insurance policy the premiums for which are paid by the Company with the death benefit payable to the heirs of each employee, one year of severance pay if employment is terminated by the Company without cause before the expiration of the agreement, and allow for bonus compensation and stock option grants as determined by the Board of Directors. Neither agreement has any provision regarding changes in control of the Company. The agreements also contain restrictive covenants preventing competition with the Company and the use of confidential business information, except in connection with the performance of their duties for the Company, for a period of two years following the termination of their employment with the Company.

        In November 2002, the Company entered into an employment agreement with Jack L. Stephens, our Chief Executive Officer, with an effective date of April 1, 2002 and terminating on March 31, 2007. The employment agreement with Dr. Stephens provides for (i) an annual salary of $300,000, with increases at the discretion of the Board (an increase to $330,000 was approved effective April 1, 2003), (ii) incentive compensation of up to 120% of his annual salary based upon the Company achieving annual gross premiums produced revenue, net income, and other performance targets approved by the Board prior to each calendar year, (iii) monthly severance payments equal to his monthly salary through the end of the contract term if his employment is terminated without cause prior to March 31, 2007, (iv) a $2,000,000 term life insurance policy during the term of the agreement with the Company as the beneficiary and a $1,000,000 policy with Dr. Stephens' estate as the beneficiary, (v) a consulting agreement at the option of the Company upon the termination of the agreement equal to his monthly salary, and (vi) restrictive covenants preventing competition with the Company and the use of confidential business information, except in connection with the performance of his duties for the Company, for a period of two years following the termination of his employment or consulting with the Company. See Item 1, "Business—Risk Factors."

Stock Bonus Plan

        The Company has a stock bonus plan under which shares of Common Stock have been reserved for award to officers and key employees of the Company for future services to be performed. The terms of the plan impose certain restrictions ranging from one to three years on the sale or disposition of the shares issued. Prior to 1999, no shares had been awarded under the stock bonus plan since November 1992. In February 1999, 12,000 shares were awarded to Dr. Stephens, of which 6,000 vested in December 1999 and 6,000 vested in December 2000.

Stock Option Grants

        Our 1996 Stock Option Plan (the "Plan") provides for the grant of incentive stock options ("ISO's") to full-time employees (who may also be Directors) and non-qualified stock options ("NQSO's") to non-employee Directors and consultants. The exercise price of any ISO may not be less than the fair market value of the Common Stock on the date of grant or, in the case of an optionee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company, not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any NQSO, must not be less than 85% of the fair market value of the Common Stock on the date of grant.

        ISO's to purchase 83,600 shares of Common Stock under the Plan were granted in fiscal 2000. Included in the ISO's granted were 7,500 to Dr. Goodnight, 7,000 to Dr. Hodgkins, 5,000 to Dr. Kruse, and 2,500 to Ms. Lewis. No options were granted in 1999 or 2001. In July 2002, the Company granted ISO's to purchase a total of 27,833 shares of Common Stock at an exercise price of $8.00 per share. These ISO's vest at the rate of 25% per year and expire on June 30, 2010. Included in these ISO grants were 3,805 options to Dr. Goodnight, 2,805 options to Richard Stephens, 1,805 options to Dr. Hodgkins, 1,806 options to Ms. Lewis, 806 options to Dr. Kruse, and 806 options to Mr. Souza. At

December 31, 2002, ISO's to purchase 151,900 shares of Common Stock were outstanding. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

        We have also granted NQSO's outside of the Plan, although no NQSO's have been granted since 1997. At December 31, 2002, NQSO's to purchase 330,000 shares of Common Stock were outstanding. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Outstanding Stock Purchase Warrants

        At December 31, 2002, a total of 90,197 Common Stock purchase warrants were outstanding, of which 64,732 are exercisable at $2.80 per share, 5,465 are exercisable at $3.20 per share, and 20,000 are exercisable at $4.00 per share. Of these warrants, 70,197 were to expire on December 31, 1999, but were extended to December 31, 2005 by the Board of Directors. The remaining 20,000 Common Stock purchase warrants expire in February 2007. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

Report of Compensation Committee

                March 31, 2003

Board of Directors
Veterinary Pet Services, Inc.
3060 Saturn Street
Brea, California 92821

        As the Compensation Committee of Veterinary Pet Services, Inc. (the "Company"), it is our duty to review and recommend the compensation levels for members of the Company's management, evaluate the performance of management and the administration of the Company's various incentive plans.

        The policies and underlying philosophy governing the Company's compensation program are to: (i) maintain a comprehensive program that is competitive in the marketplace, (ii) provide opportunities integrating salary and stock options to compensate short and long-term performance of management, (iii) recognize and reward individual accomplishments, and (iv) allow the Company to retain seasoned executives who are essential to the Company's success.

        In determining management's compensation, this Committee evaluates the compensation paid to management based on their performance, their experience, and their contribution to the financial performance of the Company. The Committee also takes into account such relevant external factors as general economic conditions, industry compensation comparisons, and geographical compensation comparisons. Management compensation is composed of salary, bonuses, and options to purchase shares of Common Stock at the fair market value on the date of grant. The Committee has been assisted by outside consultants with expertise in developing comprehensive compensation programs, particularly with respect to the salary and bonus components of the Company's employment agreement with our Chief Executive Officer.

        The Company entered into a new employment agreement with Jack L. Stephens, the Company's Chief Executive Officer on November 23, 2002. The employment agreement with Dr. Stephens provides for incentive compensation, in addition to his base salary, of up to 120% his annual salary depending on the amount of gross premiums produced and net income achieved by the Company. The Company also entered into employment agreements with David B. Goodnight, the Company's Executive Vice President—Business Development, and with Rebecca F. Lewis, the Company's Vice President—Marketing, on August 16, 2002.

        The base salaries for executive officers are determined by evaluating the responsibilities of the positions held, the individual's experience, the competitive marketplace, the individual's performance of responsibilities and the individual's overall contribution to the Company.

        The Committee considers and recommends stock option grants under the Company's stock option plans for key employees and others who make substantial contributions to the long-term financial success of the Company. The Company and the Committee believe that stock options provide strong incentive to increase the value of stockholders' interests. Stock options grants are believed by the Committee to help focus management on the long-term success of the Company. The amount of any stock option grant is based primarily on an individual's responsibilities and position with the Company. Individual awards of options are affected by the Committee's subjective evaluation of factors it deems appropriate such as the assumption of responsibilities, competitive factors and achievements.

        Significant to the Committee's recommendations concerning executive compensation and option grants are significant events which have occurred over time as well as objectives set for the coming year. With regard to the year ended December 31, 2002, the Company (a) increased revenues from $27.4 million in fiscal 2001 to $37.5 million in fiscal 2002; (b) reported net income of $2.3 million in fiscal 2002 compared to net income of $1.0 million in fiscal 2001; (c) continued to increase market share with $64.2 million in gross premiums in fiscal 2002 compared to $45.0 million in fiscal 2001; and (d) continued the development of the Company's information technology systems to integrate the Company's marketing, underwriting, claims, and financial reporting functions.

        The executive officers devoted substantial time and effort in achieving the aforementioned objectives while at the same time devoting significant time to the daily affairs of the Company. Based on the Company's achievements in meeting the forecast for sales and revenues in fiscal 2002 and the financial condition of the Company, Dr. Stephens was awarded a bonus of $250,000 in March 2003 and an increase in his annual salary to $330,000 under the provisions of his employment agreement. Based on the Company's achievements in exceeding the forecast for sales, revenues, and net income, as well as the other achievements in fiscal 2001 referred to above, Dr. Stephens was paid a bonus in fiscal 2002 of $63,762 in accordance with the provisions of his employment agreement and a $100,000 discretionary bonus.

Compensation Committee
/s/ Michael D. Miller Michael D. Miller, Chairman Compensation Committee
/s/ R. Max Williamson R. Max Williamson, Member Compensation Committee
/s/ David J. Lancer David J. Lancer, Member Compensation Committee

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 2003 for:

  •
  each person known by us to be the beneficial owner of 5% or more of our Common Stock;

  •
  each of our Directors and each of our executive officers whose name appears in the summary compensation table (the "Named Executive Officers"); and

  •
  all of our Directors and the Named Executive Officers as a group.

        Except as otherwise noted in the footnotes below, the entity, individual Director or Named Executive Officer has sole voting and investment power with respect to such securities.

	Common Shares
Name and Address of Beneficial Owner (1)(2)
	Number	%
Scottsdale Insurance Co. (4) 8877 North Gainey Dr. Scottsdale, AZ 85261	3,417,418	60.8
The Iams Company (5) 7250 Poe Avenue Dayton, Ohio 45415	500,000	8.9
Jack L. Stephens, D.V.M. (6)	427,078	7.6
Duncan Alexander (7) P.O.Box 520 Geneva, IL 60134	292,500	5.2
Gene A. Foehl (8) 27 East Front Street Media, PA 19063	289,871	5.2
David J. Lancer (9)	88,642	1.6
Rebecca F. Lewis (10)	10,750	*
David B. Goodnight, D.V.M. (11)	7,500	*
Elizabeth Hodgkins, D.V.M. (12)	7,000	*
Kent A. Kruse, D.V.M. (13)	5,000	*
Michael D. Miller (14) One Nationwide Plaza, 1-36-41 Columbus, OH 43215	—	—
R. Max Williamson (14) 8877 North Gainey Dr. Scottsdale, AZ 85261	—	—
Gary L. Tiepelman (14) 8877 North Gainey Dr. Scottsdale, AZ 85261	—	—
All Named Executive Officers and Directors, as a group (15)	3,716,461	69.5

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, the Company believes the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 3060 Saturn Street, Brea, California 92821.

(2)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this information statement have been exercised. An asterisk indicates that the percentage ownership is less than 1.0%.

(3)
Assumes 5,623,363 shares of Common Stock outstanding at April 15, 2003.

(4)
Investment decisions regarding these securities are made by the members of the SIC Board of Directors: Galen R. Barnes, Judy L. Howard, W.G. Jurgensen, Lydia M. Marshall, David O. Miller, Michael D. Miller, Ralph M. Paige, and R. Max Williamson. Messrs. Miller and Williamson are members of our Board of Directors. See Item 5, "Directors and Executive Officers of the Registrant."

(5)
Investment decisions regarding these securities are made by the members of the Iams Board of Directors: Bruce L. Byrnes and Clayton C. Daley, Jr.

(6)
Includes (i) 276,925 shares of Common Stock owned by Dr. Stephens and 5,063 shares of Common Stock owned by Vicki Stephens, Dr. Stephens' wife (see Item 13, "Certain Relationships and Related Transactions"), (ii) 71,500 shares issuable upon exercise of incentive and non-qualified options to purchase Common Stock, exercisable at $4.00 per share (including 1,500 options granted to Vicki Stephens) and expiring from February 2003 to February 2007, and (iii) 73,590 shares issuable upon exercise of warrants to purchase Common Stock at prices ranging from $2.80 to $4.00 per share expiring from December 2003 to December 2004.

(7)
Includes (i) 12,500 shares of Common Stock owned by Mr. Alexander and 220,000 shares of Common Stock owned by Harding & Harding, Inc., an affiliate of Mr. Alexander, and (ii) 60,000 shares issuable to Mr. Alexander upon exercise of non-qualified stock options, exercisable at $4.00 per share and expiring in February 2006.

(8)
Includes (i) 219,871 shares of Common Stock owned by Mr. Foehl and members of his family, and (ii) 70,000 shares issuable upon exercise of non-qualified stock options, exercisable at $4.00 per share and expiring from February 2006 and February 2007.

(9)
Includes (i) 8,285 shares of Common Stock owned by Mr. Lancer, (ii) 70,000 shares issuable upon exercise of non-qualified stock options, exercisable at $4.00 per share and expiring from February 2006 and February 2007, and (iii) 10,357 shares issuable upon exercise of warrants to purchase Common Stock at $2.80 per share expiring in December 2004.

(10)
Includes (i) 8,250 shares of Common Stock owned by Ms. Lewis, and (ii) 2,500 shares issuable to Ms. Lewis upon exercise of non-qualified stock options, exercisable at $4.00 per share and expiring in February 2006.

(11)
Represents 7,500 shares issuable to Dr. Goodnight upon exercise of incentive stock options, exercisable at $4.00 per share and expiring in February 2006.

(12)
Represents 7,000 shares issuable to Dr. Hodgkins upon exercise of incentive stock options, exercisable at $4.00 per share and expiring in February 2006.

(13)
Represents 5,000 shares issuable to Dr. Kruse upon exercise of incentive stock options, exercisable at $4.00 per share and expiring in February 2006.

(14)
Does not include shares of Common and Preferred Stock owned by SIC, an affiliate of Messrs. Miller, Williamson, and Tiepelman. See Item 13, "Certain Relationships and Related Transactions."

(15)
Includes (i) 3,716,461 shares owned beneficially by the Named Executive Officers and Directors including the shares owned of record by SIC (see footnote 4 above), (ii) 163,500 shares issuable on exercise of incentive and non-qualified stock options, exercisable at $4.00 per share and expiring from February 2003 to February 2007, and (iii) 83,947 shares issuable on exercise of warrants to purchase Common Stock exercisable at prices ranging from $3.20 to $4.00 per share expiring from December 2003 to December 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We employ Vicki L. Stephens, the wife of Dr. Stephens, as Vice President—Licensing at a current annual salary of $115,000 and other standard perquisites. Ms. Stephens is a licensed insurance broker in California and in a licensed non-resident agent in the other 49 states. We also employ Richard D.

Stephens, the son of Dr. Stephens, as Vice President—Information Technology and Chief Information Officer, at an annual salary of $150,000 in 2002 plus a car allowance of $3,000 per year and other standard perquisites, including a $100,000 term insurance policy, the premiums for which are paid by the Company with the death benefit payable to the estate of the employee. The employment of Vicki Stephens and Richard Stephens has been approved by a disinterested majority of the Board of Directors, taking into consideration their qualifications, their experience with us, and the rate we would likely pay an unrelated, qualified person for those positions. See Item 10, "Directors and Executive Officers."

        In March 1998, we sold $5.0 million in Preferred Stock to VCA, a publicly traded company that owns veterinary hospitals and animal reference laboratories. In September 1998, we sold an additional $3.0 million of Preferred Stock to SIC at a price of $12.40 per Preferred share ($3.10 per converted Common share). Each share of Preferred Stock is convertible into four shares of Common Stock at the option of the holder. In February 2000, SIC purchased all of VCA's Preferred Stock and became the majority shareholder in our company. Because our Articles of Incorporation provide that the holders of the Series A and Series B Preferred Stock elect three of our Directors, SIC was able to elect a majority of the Board of Directors; however, the holders of the Preferred shares have no other voting rights. On April 14, 2003, SIC purchased 750,000 shares of Common Stock for $9.0 million ($12.00 per share). On April 15, 2003, SIC converted all of its Preferred Stock into 2,580,648 shares of Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

        DVM, our licensed, non-resident insurance agency in all states outside California, places all insurance written outside California with National Casualty Company ("NCC"), which is owned 100% by Nationwide Mutual Insurance Company ("Nationwide"). Nationwide also owns 100% of SIC. NCC reinsures the business written by DVM with SIC. SIC in turn currently reinsures the non-California business with VPI.

        For the year ended December 31, 2002, the economic benefit on a cash basis to SIC of the reinsurance assumed by VPI from SIC is as follows:

Premiums written	$23,774,000
Losses paid	(10,145,000)
Net commission expense	(6,419,000)

$7,210,000

        These amounts do not include the estimated premium taxes paid by SIC on business produced by NCC outside California, nor does it include the general and administrative expenses incurred by SIC related to the production of these premiums. The SIC Reinsurance Agreement and each amendment thereto with SIC has been approved by a disinterested majority of the Board of Directors. See Item 1, "Business—Reinsurance" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        In connection with our need to maintain adequate statutory capital and surplus, SIC has committed to investing the necessary capital, or renegotiating the reinsurance agreement with VPI, or both, in order for VPI to maintain the minimum level of statutory capital as required by the DOI. Assuming consummation of the Proposed Iams Transaction, we anticipate approaching the DOI to request relief from the SIC Support Commitment. See Item 1, "Business—Government Regulations."

        Bruce H. Haglund, our Secretary, is a partner in the law firm of Gibson, Haglund & Paulsen, our general counsel. Gibson, Haglund & Paulsen was paid approximately $12,000 and $84,000 for legal services in the years ended December 31, 2001 and 2002, respectively.

        We believe that each of the related party transactions discussed above is on terms as favorable as could have been obtained from unaffiliated third parties.

ITEM 14. CONTROL PROCEDURES

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of of the design and the operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report on Form 10-K:

1.
Financial Statements

      Independent Auditors' Report

      Consolidated financial statements:

      Consolidated balance sheets as of December 31, 2002 and 2001

      Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000

      Consolidated statements of shareholders' equity and comprehensive income (loss) for the years ended December 31, 2002, 2001, and 2000

      Consolidated statements of cash flows for the years ended December 31, 2002, 2001, and 2000

      Notes to consolidated financial statements

  2.
  Schedules

Schedule II—Condensed Financial Information of Registrant Schedule III—Supplemental Insurance Information Schedule IV—Reinsurance
  3.
  Exhibits

      The following exhibits are being filed with Annual Report on Form 10-K and/or are incorporated by reference therein in accordance with the designated footnote references:

3.	Restated and Amended Articles of Incorporation and Bylaws of the Company, and all amendments thereto(1)
3.1	Form of Certificate for Common Stock(1)
10.1	Reinsurance Agreement with Scottsdale Insurance Company and all amendments thereto.(1)
10.2	Lease of Principal Executive Offices(1)
10.3	Iams Letter of Intent(1)
10.4	Employment Agreement with David B. Goodnight(1)
10.5	Employment Agreement with Rebecca F. Lewis(1)
10.6	Letter from Scottsdale Insurance Company to California Department of Insurance(1)
10.7	1996 Stock Option Plan(1)
10.8	Form of Incentive Stock Option Agreement(1)
10.9	Form of Non-Qualified Stock Option Agreement(1)
10.10	Form of Warrant Agreement(1)
10.11	Employment Agreement with Jack L. Stephens(2)
10.12	General Agency Agreement between National Casualty Company and DVM Insurance Agency, Inc.(2)
10.13	Scottsdale Insurance Company Letter of Credit(2)
10.14	Form of Indemnification Agreement(2)
10.15	Stock Purchase Agreement dated April 14, 2003 with Scottsdale Insurance Company(3)
10.16	Stock Purchase Agreement dated April 14, 2003 with The Iams Company(3)
10.17	Preferred Stock Conversion Agreement dated April 15, 2003 with Scottsdale Insurance Company(3)
10.18	Investor Rights Agreement dated April 14, 2003 with Scottsdale Insurance Company(3)
10.19	Investor Rights Agreement dated April 15, 2003 with The Iams Company(3)
21.	List of Subsidiaries of the Registrant(1)
99.1	CEO Certification Pursuant to 18 Sec 1350
99.2	CFO Certification Pursuant to 18 Sec 1350

(1)
Filed with the Company's Form 10 on November 12, 2002.

(2)
Filed with the Company's Amendment No. 1 to Form 10 on January 23, 2003.

(3)
Filed with the Company's Amendment No. 2 to Form 10 on April 15, 2003.

ITEM 15(A)(1) and (2)

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Veterinary Pet Services, Inc. and subsidiaries are included in Item 8:

        Reports of Independent Public Accountants on Consolidated Financial Statements:

Independent Auditors' Report

The Board of Directors
Veterinary Pet Services, Inc.:

        We have audited the consolidated financial statements of Veterinary Pet Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veterinary Pet Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Costa Mesa, California
March 26, 2003, except as to the
last paragraph of Note 2
and Note 15, which are
as of April 15, 2003

VETERINARY PET SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Investments
Available for sale:
Fixed maturities, at market value (amortized cost: December 31, 2002 $13,761,160; December 31, 2001 $12,462,819	$14,828,701	12,664,519
Equity securities, at market value (cost: December 31, 2002 $206,838; December 31, 2001 $206,238)	202,380	204,295

Total Investments (note 13)	15,031,081	12,868,814
Cash and cash equivalents	733,053	867,098
Premiums receivable	27,165,943	16,044,634
Deferred acquisition costs	623,859	363,545
Accrued investment income	201,145	193,127
Furniture and equipment, net	2,541,861	1,083,963
Deferred tax asset, net	358,326	—
Prepaid expenses and other assets	1,653,990	588,786

Total assets	$48,309,258	32,009,967

Liabilities and Shareholders' Equity
Unpaid losses and loss adjustment expenses	$3,265,516	2,204,210
Unearned premiums	24,083,493	17,038,121
Payable to affiliated insurance company	7,947,549	5,626,306
Accounts payable and accrued expenses	4,411,608	2,222,782
Note payable to bank	—	250,540
Income taxes payable	719,775	—
Deferred revenue	1,374,125	964,597

Total liabilities	41,802,066	28,306,556

Shareholders' equity:
Convertible preferred stock, Series A, no par value. Authorized 500,000 shares; issued and outstanding 403,226 shares	5,000,002	5,000,002
Convertible preferred stock, Series B, no par value. Authorized 500,000 shares; issued and outstanding 250,596 shares	3,107,384	3,107,384
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding 1,699,075 at December 31, 2002 and 2001	7,157,816	7,157,816
Accumulated other comprehensive income	701,635	199,757
Accumulated deficit	(9,459,645)	(11,761,548)

Total shareholders' equity	6,507,192	3,703,411
Commitments (note 13) Subsequent events (note 15)

Total liabilities and shareholders' equity	$48,309,258	32,009,967

See accompanying notes to consolidated financial statements.

VETERINARY PET SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2002	2001	2000
Revenues:
Premiums earned	$33,384,474	24,030,857	22,039,492
Service fees	3,034,465	2,543,470	1,491,033
Investment and other income	1,035,363	845,718	670,279

	37,454,302	27,420,045	24,200,804

Expenses:
Losses and loss adjustment expenses	20,894,257	15,375,963	14,335,087
Policy acquisition costs	3,300,085	3,041,931	5,245,854
General and administrative	10,958,057	7,971,873	4,753,588

	35,152,399	26,389,767	24,334,529

Net income (loss)	$2,301,903	1,030,278	(133,725)

Basic earnings (loss) per share	$1.35	0.61	(0.08)

Diluted earnings (loss) per share	$0.49	0.22	(0.08)

See accompanying notes to consolidated financial statements.

VETERINARY PET SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

		Convertible preferred stock
		Series A		Series B		Common stock			Accumulated other comprehensive income (loss)
	Comprehensive income (loss)							Accumulated deficit
		Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, December 31, 1999		403,226	5,000,002	250,596	3,107,384	1,689,985	7,127,928	(12,658,101)	(30,255)	2,546,958
Comprehensive loss:
Net loss	$(133,725)	—	—	—	—	—	—	(133,725)	—	(133,725)
Unrealized gain on investments	27,934	—	—	—	—	—	—	—	27,934	27,934

Total comprehensive loss	$(105,791)	—	—	—	—	—	—	—	—	—

Issuance of stock		—	—	—	—	6,000	20,000	—	—	20,000

Balance, December 31, 2000		403,226	5,000,002	250,596	3,107,384	1,695,985	7,147,928	(12,791,826)	(2,321)	2,461,167
Comprehensive income:
Net income	$1,030,278	—	—	—	—	—	—	1,030,278	—	1,030,278
Unrealized gain on investments	202,078	—	—	—	—	—	—	—	202,078	202,078

Total comprehensive income	$1,232,356	—	—	—	—	—	—	—	—	—

Issuance of stock		—	—	—	—	3,090	9,888	—	—	9,888

Balance, December 31, 2001		403,226	5,000,002	250,596	3,107,384	1,699,075	7,157,816	(11,761,548)	199,757	3,703,411
Comprehensive income:
Net income	$2,301,903	—	—	—	—	—	—	2,301,903	—	2,301,903
Unrealized gain on investments	501,878	—	—	—	—	—	—	—	501,878	501,878

Total comprehensive income	$2,803,781	—	—	—	—	—	—	—	—	—

Balance, December 31, 2002		403,226	$5,000,002	250,596	$3,107,384	1,699,075	$7,157,816	(9,459,645)	701,635	6,507,192

See accompanying notes to consolidated financial statements.

VETERINARY PET SERVICES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,301,903	1,030,278	(133,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	392,649	328,588	157,242
Accretion of discount on debt securities	76,103	(8,684)	(21,262)
Loss on disposition of securities	—	30,074	—
Changes in:
Premiums receivable	(11,121,309)	(6,537,836)	(3,823,570)
Deferred acquisition costs	(260,314)	1,341,375	(268,617)
Accrued investment income	(8,018)	(154,707)	(30,742)
Deferred tax asset, net	(719,775)	—	—
Other assets	(1,065,204)	(289,829)	(194,288)
Unpaid losses and loss adjustment expenses	1,061,306	81,010	861,801
Unearned premiums	7,045,372	804,228	5,440,690
Payable to insurer	2,321,243	5,137,260	28,709
Accounts payable and accrued expenses	2,188,826	673,291	425,497
Income taxes payable	719,775	—	—
Deferred revenue	409,528	378,981	186,616

Net cash provided by operating activities	3,342,085	2,814,029	2,628,351

Cash flows from investing activities:
Capital expenditures	(1,850,547)	(861,953)	(332,325)
Dispositions (acquisitions) of short-term securities, net	—	3,929,186	(1,867,000)
Purchases of available for sale securities	(2,873,597)	(10,881,220)	(1,000,000)
Proceeds from maturities of available for sale securities	1,498,554	839,000	850,000
Proceeds from sales of available for sale securities	—	21,337	—

Net cash used in investing activities	(3,225,590)	(6,953,650)	(2,349,325)

Cash flows from financing activities:
Proceeds (payments) of bank loan	(250,540)	250,540	—
Issuance and sale of stock and exercise of stock warrants	—	9,888	20,000

Net cash provided by (used in) financing activities	(250,540)	260,428	20,000

Net increase (decrease) in cash and cash equivalents	(134,045)	(3,879,193)	299,026
Cash and cash equivalents, beginning of period	867,098	4,746,291	4,447,265

Cash and cash equivalents, end of period	$733,053	867,098	4,746,291

Supplemental disclosures of cash flow information—
Cash paid for interest	$10,768	2,762	—

Income taxes paid	$—	7,151	—

See accompanying notes to consolidated financial statements.

VETERINARY PET SERVICES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Nature of Business

        Veterinary Pet Services, Inc. (VPSI or Parent), through its wholly owned subsidiary, Veterinary Pet Insurance Company (VPI), writes pet accident and health insurance policies in California and reinsures similar policies sold in the other 49 states and the District of Columbia through a reinsurance agreement with Scottsdale Insurance Company (SIC). SIC is a wholly owned subsidiary of Nationwide Mutual Insurance Company and SIC is the majority shareholder of VPSI, assuming full conversion of its 99% ownership of VPSI's convertible preferred stock. During the year ended December 31, 2002, approximately $23.8 million of $40.4 million in premiums written (approximately 59%) were assumed from SIC. Assumed premiums written from SIC during the year ended December 31, 2001 of $12.2 million includes a $4.0 million unearned premium adjustment related to decreasing the quota share reinsurance percentage from 80% to 50% effective January 1, 2001.

        DVM Insurance Agency (DVM), a wholly owned subsidiary of VPSI, acts as VPI's nonresident agent for policies written outside of California and places such business with National Casualty Company (NCC), an affiliate of SIC. V.P.I. Services, Inc. (VPIS), a wholly owned subsidiary of VPSI, sells pet lost-and-found registration services to policyholders of VPI and NCC. The Company operates in one business segment.

(2)  Regulatory Matters and Capital/Operating Plans

        VPI must, at all times, meet the minimum financial requirements pursuant to the Insurance Code and Regulations issued by the California Insurance Commissioner for the line of business for which it is authorized (Miscellaneous). The DOI requires VPI to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain the net premiums written to surplus ratio at a level not to exceed 8:1. The capital and surplus of VPI, on a statutory accounting basis, amounted to approximately $5.0 million, $4.3 million, and $2.7 million as of December 31, 2002, 2001, and 2000, respectively. VPI's statutory net income (loss) for the years ended December 31, 2002, 2001, and 2000 was approximately $550,000, $2,368,000, and $(433,000), respectively.

        In February 2000, SIC purchased VCA's 403,226 shares of Series A Preferred Stock of VPSI (note 12(b)); assuming full conversion of all preferred shares, SIC owns approximately 62% of VPSI. In December 1999, SIC committed to invest the necessary statutory capital and surplus, or renegotiate the reinsurance agreement with VPI, or both, in order for VPI to maintain the minimum level of statutory capital and surplus as required by the DOI (the "SIC Support Commitment"). Management believes that the Company has adequate funds and positive cash flow to meet its operating cash requirements on an ongoing basis.

        The National Association of Insurance Commissioners (NAIC) has adopted a risk-based capital (RBC) formula for property and casualty insurance companies. The formula calculates a minimum level of capital and surplus that should be maintained by each insurer. The formula is designed to allow state regulators to identify potentially undercapitalized companies. Under the formula, a company determines its RBC by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending upon the ratio of the Company's total adjusted capital (TAC) to its "authorized control level" of RBC.

        The following table sets forth the different levels of RBC that may trigger regulator involvement and the actions that may be triggered:

Level	Trigger	Corrective action
Company Action Level	Adjusted capital less than 200% of authorized control level	Submit a comprehensive plan to insurance commissioner
Regulatory Action Level	Adjusted capital less than 150% of authorized control level	In addition to above, insurer is subject to examination, analysis and specific corrective action
Authorized Control Level	Adjusted capital less than 100% of authorized control level	In addition to both of the above, insurance commissioner may place insurer under regulatory control
Mandatory Control Level	Adjusted capital less than 70% of authorized control level	Insurer must be placed under regulatory control

        The comprehensive plan required at the Company Action Level and certain other levels must (i) identify the conditions in the insurer that contribute to the failure to meet the capital requirements, (ii) contain proposed corrective actions that the insurer intends to make and what would be expected to result in compliance with capital requirements, (iii) provide certain projections of the insurer's financial results for the current year and at least the four succeeding years, (iv) identify key assumptions impacting the insurer's projections and the sensitivity of the projections to the assumptions, and (v) identify the quality of and problems associated with the insurer's business, including but not limited to its assets, anticipated business growth and associated surplus strain, extraordinary exposure to risk, mix of business and use of reinsurance in each case.

        Commencing in 2000, VPI is required to file an annual report of RBC with the DOI. VPI's TAC was $5.0 million and $4.3 million at December 31, 2002 and 2001, respectively, and the net written premiums to surplus ratios were 8.1:1 and 5.8:1, respectively. At December 31, 2002, VPI's TAC was at the Regulatory Action Level. Consequently, the Company is required to file a detailed, comprehensive plan with the DOI. The Company is in the process of preparing its comprehensive plan and has discussed its plan with the DOI. On April 14, 2003, the Company sold 750,000 shares of Common Stock to SIC for a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, the Company sold 500,000 shares of Common Stock to Iams for a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI. On April 15, 2003, in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI's statutory capital and surplus, the Company applied for approval from the DOI for an addendum to the SIC Reinsurance Agreement to return to the 80% (VPI):20% (SIC) quota share, retroactive to January 1, 2003. Assuming that the April 2003 contribution of $11.0 million to VPI's capital had occurred on December 31, 2002, the statutory capital would have been approximately $16.0 million, the net written premiums to surplus ratio would have been 2.5:1, and VPI's TAC would have exceeded Company Action Level. With the reduction in VPI's net written premiums to surplus ratio as a result of the contribution of $11.0 million to VPI's statutory capital and surplus on April 15, 2003 from the proceeds of the sale of Common Stock to SIC and Iams, the Company contacted the DOI to request elimination of the SIC Support Commitment.

(3)  Summary of Significant Accounting Policies

  (a)
  Basis of Presentation

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Parent and its subsidiaries (all entities collectively referred to as the "Company"). Intercompany transactions and accounts have been eliminated in consolidation.

  (b)
  Cash and Cash Equivalents

    Cash and cash equivalents consist of cash in banks and liquid money-market funds. The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

  (c)
  Investments

    The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires investments in debt and equity securities to be classified among three categories as follows: held to maturity, trading and available for sale. All securities held by the Company were considered available for sale for all periods presented herein. Securities available for sale are reported at market value, with unrealized gains and losses, net of applicable taxes, excluded from earnings and reported as a separate component of shareholders' equity. Market values of debt and equity securities are based primarily on quoted values within their respective markets. If any unrealized losses on fixed maturities or equity securities are deemed other than temporary, such unrealized losses are recognized as realized losses. Realized gains and losses on sales of investments are computed on the specific-identification basis.

  (d)
  Deferred Acquisition Costs

    Policy acquisition costs, consisting of commissions, premium taxes and certain other underwriting costs, are deferred and amortized as the related premiums are earned. Deferred acquisition costs are periodically reviewed for recoverability by management.

  (e)
  Furniture and Equipment

    Furniture and equipment is comprised of computer equipment, office furniture and equipment, vehicles, capitalized software, and leasehold improvements, stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Computer equipment is depreciated over four years, office furniture and equipment are depreciated over five years, and vehicles are depreciated over three years. Capitalized software is depreciated over three years once put into production. None of our capitalized software was amortized in 2002 because it was not put into production. Leasehold improvements are amortized over the life of the related lease.

  (f)
  Losses and Loss Adjustment Expenses

    Losses and loss adjustment expenses are charged to income as incurred. Unpaid losses and loss adjustment expenses represent the accumulation of estimates for reported losses and include a provision, based on past experience, for losses incurred but not reported. The method of determining such estimates and establishing the resulting reserves is continually reviewed and updated. Any adjustments resulting therefrom are reflected in current operations. Management believes that the unpaid losses and loss adjustment expenses accrual is adequate to cover the losses and loss adjustment expenses incurred to date; however, this accrual is based on estimates and the ultimate liability may be more or less than the amount provided.

  (g)
  Revenue Recognition

    Service fees represent monthly installment fees charged to policyholders who elect to pay their premiums over the policy term, lost and found registry fees, and non-refundable policy renewal fees. Premiums and lost and found registry fees are reported as earned on a pro rata basis over the respective contract periods. Non-refundable policy renewal fees and monthly installment fees are recorded as revenue when billed to the policyholder. Unearned premiums and deferred revenue represent the pro rata portion of revenues that are applicable to the unexpired terms of policies in force at the end of each period.

  (h)
  Stock-Based Compensation

    The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. However, the effects of applying SFAS No. 123 to the Company's option and warrant grants would result in an immaterial effect on the Company's results of operations for all periods presented.

  (i)
  Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated federal income tax return and a combined state income tax return for all entities except for VPI, which is not subject to state income taxes in California.

  (j)
  Fair Value of Financial Instruments

    The fair values of financial instruments are estimates of the fair values at a specific point in time using appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessarily indicative of amounts the Company could realize or settle currently. The Company does not necessarily intend to dispose of or liquidate such instruments prior to maturity.

    The fair value of note payable to bank is estimated using discounted cash flow analysis based on current market interest rates. The estimated fair value approximates the carrying value.

  (k)
  Comprehensive Income (Loss)

    Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. The Company's only components of other comprehensive income (loss) include net income (loss) and unrealized gains and losses on investments. The Company has included consolidated statements of comprehensive income (loss) in the accompanying consolidated financial statements.

  (l)
  Earnings (Loss) per Share ("EPS")

    The EPS calculations for the years ended December 31, 2002, 2001, and 2000 were based upon the weighted-average number of shares of common stock outstanding. The EPS—assuming dilution calculations were based upon the weighted average number of shares of common stock outstanding adjusted for the effect of convertible securities, options, and warrants considered common stock equivalents. Convertible securities, stock options and warrants are considered to be common stock equivalents, except when their effect is antidilutive. At December 31, 2002, 2001, and 2000, stock options and warrants to purchase 572,097, 572,097, and 585,097, respectively, were outstanding and 2,615,288 shares of common stock were reserved for issuance upon conversion of outstanding Series A and Series B Preferred Stock. The shares issuable upon exercise of the stock options and warrants and conversion of the Series A and Series B Preferred Stock were not included in the computation of loss per share for the year ended December 31, 2000 because inclusion of such shares would be antidilutive.

    The following table reflects the impact of the dilutive common stock equivalents to the weighted-average number of shares of common stock outstanding used in the EPS calculation. (In loss periods, common stock equivalents are excluded from the calculation of EPS—assuming dilution as their inclusion would have an antidilutive effect.) There is no difference in the earnings used in the two calculations.

	Year ended December 31,
	2002	2001	2000
Weighted average shares outstanding	1,699,075	1,697,530	1,694,485
Conversion of preferred stock	2,615,288	2,615,288	—
Stock options and warrants	346,027	343,928	—

Weighted average shares outstanding—assuming dilution	4,660,390	4,656,746	1,694,485

  (m)
  Accounting Estimates

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n)
  Certain Reclassifications

    Certain reclassifications of prior years' balances have been made to conform to the current presentation.

(4)  Investments

        The carrying amounts and fair values of the Company's fixed maturities at December 31, 2002, and 2001 are as follows:

	Carrying Value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2002:
U.S. Treasury securities and obligations of U.S. government agencies	$12,202,076	11,245,694	956,382	—	12,202,076
Corporate securities	2,626,625	2,515,466	111,159	—	2,626,625

	$14,828,701	13,761,160	1,067,541	—	14,828,701

	Carrying Value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2001:
U.S. Treasury securities and obligations of U.S. government agencies	$12,664,519	12,462,819	215,331	13,631	12,664,519

        The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 2002, by contractual maturity, are shown below:

	Amortized cost	Estimated fair value
One year or less	$1,302,043	1,323,031
After one year through five years	5,441,824	5,750,984
After five years through to 10 years	7,017,293	7,754,686

	$13,761,160	$14,828,701

        Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The change in unrealized gains on fixed maturities for the years ended December 31, 2002, 2001, and 2000, was $865,841, $175,254, and $40,260, respectively.

        Equity securities at December 31, 2002 and 2001 consist of the following:

	December 31,
	2002		2001
	Cost	Fair Value	Cost	Fair Value
Industrial, miscellaneous and all other	206,838	202,380	206,238	204,295

        The carrying value of the Company's investment in equity securities is fair value.

        The change in unrealized gains (losses) on equity securities for the years ended December 31, 2002, 2001 and 2000 was $(2,515), $26,824 and $(12,325), respectively.

        A summary of net investment income and expense is as follows:

	Year ended December 31,
	2002	2001	2000
Interest income	$671,032	648,699	456,324
Dividend income	15,810	12,045	6,923

Total investment income	686,842	660,744	463,247
Expenses	51,653	9,151	—

Net investment income	$635,189	651,593	463,247

        Net realized investment losses, included in net investment and other income in the accompanying financial statements, are summarized as follows:

	Year ended December 31,
	2002	2001	2000
Gross realized losses:
Fixed maturities	$—	36	—
Equity securities	—	30,038	—

Net realized investment losses	$—	30,074	——

        A summary of the unrealized appreciation (depreciation) on investments carried at market and the applicable deferred federal income taxes is shown below:

	As of December 31,
	2002	2001	2000
Gross unrealized appreciation:
Fixed maturities	$1,067,541	215,331	$26,446
Equity securities	1,640	—	—
Gross unrealized (depreciation):
Fixed maturities	—	(13,631)	—
Equity securities	(6,098)	(1,943)	(28,767)

Net unrealized appreciation (depreciation) on investments	$1,063,083	199,757	(2,321)

(5)  Furniture and Equipment

        Furniture and equipment at December 31, 2002, and 2001 consisted of the following:

	2002	2001
Computer equipment and capitalized software	$2,372,728	1,001,478
Furniture and office equipment	834,132	652,956
Leasehold improvements	560,331	288,136
Vehicles	25,927	—

Subtotal	3,793,118	1,942,570

Less accumulated depreciation	1,251,257	858,607

Furniture and equipment, net	$2,541,861	1,083,963

(6)  Federal Income Taxes

        The Company and its subsidiaries file a consolidated federal income tax return. Income tax expense for the years ended December 31, 2002, 2001, and 2000 is shown as follows:

Years ended December 31,
	Federal	State	Total
2002:
Current	$719,775	$3,200	$3,200
Deferred	(719,775)	—	—

	$—	$3,200	$3,200

2001:
Current	$—	$3,200	$3,200
Deferred	—	—	—

	$—	$3,200	$3,200

2000:
Current	$—	$3,200	$3,200
Deferred	—	—	—

	$—	$3,200	$3,200

        The deferred federal income tax assets (net of a valuation allowance) and liabilities have been netted to reflect the tax impact of temporary differences. The components of the net deferred federal income tax asset are as follows:

	December 31,
	2002	2001
Assets:
Nondeductible portion of unpaid losses and loss adjustment expenses	$60,843	$43,964
Unearned premiums	1,637,678	1,158,592
Other	111,698	167,860
Net operating loss carryover	1,559,202	1,609,986

	3,369,421	2,980,402
Less: Valuation allowance	(2,067,661)	(2,856,797)

Total deferred tax assets	1,301,760	123,605

Liabilities:
Deferred acquisition costs	(212,112)	(123,605)
Unrealized gain on capital assets	(361,449)	—
Fixed assets	(369,873)	—

Total deferred tax liabilities	(943,434)	(123,605)

Net deferred tax asset	$358,326	$—

        The provisions for income taxes reflected in the statements of operations vary from the taxes computed at the statutory rates for the following reasons:

	Year ended December 31,
	2002	2001	2000
Computed tax expense (benefit) at 34%	$782,647	$350,295	$(45,467)
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	7,577	7,348	19,143
State taxes, net of federal benefit	2,112	2,112	2,112
Expiration of federal net operating loss carryforward	—	218,264	—
Change in valuation allowance	(789,136)	(574,819)	27,412

Income tax provision	$3,200	$3,200	$3,200

        The income tax provision, consisting of the minimum state franchise tax, is included as a component of general and administrative expenses.

        For federal income tax purposes, the Company has net operating loss carryforwards of approximately $4.6 million, which, if unused, will expire in various amounts from 2003 to 2019. For state income tax purposes, the Company has a total tax loss carryforward of approximately $300,000, which, if unused, will expire in 2003. During 2002 and 2001, approximately $455,000 and $284,000 respectively, of the state income tax loss carryforward expired. Due to the sale of the Company's preferred stock discussed in note 12 and the resulting ownership change, the Company's use of the state and federal tax loss carryforwards discussed above may be limited on an annual basis to approximately $263,000 for all losses incurred prior to December 31, 1998.

        The Company has established a valuation allowance against a portion of its deferred tax assets due to the uncertainty surrounding the ultimate realization of such assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At such time as it is determined that it is more likely than not that additional deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

(7)  Reinsurance

        VPI has a reinsurance agreement with SIC whereby VPI assumes from SIC a portion of the policy premiums and losses resulting from polices sold outside the state of California and placed by DVM with NCC. NCC initially cedes all such business to SIC.

        Effective January 1, 2001, VPI and SIC amended their quota share reinsurance agreement reducing VPI's share of premiums and losses from 80% to 50%, including a portfolio transfer of the proportionate share of unearned premiums at December 31, 2000. The net effect of the portfolio transfer was to increase VPI's statutory surplus by $1,275,000.

        VPI pays a commission to SIC, ranging from 32% to 38.5% of net assumed written premiums. NCC pays DVM an agency commission based on 28.5% of written premiums. The net commissions are recorded in policy acquisition costs.

        Reinsurance activity during 2002, 2001 and 2000 was as follows:

	2002	2001	2000
Premiums written—assumed	$23,773,836	$12,153,519	$17,916,665
Premiums earned—assumed	19,063,798	13,262,628	13,825,153
Losses incurred—assumed	10,935,864	7,210,734	8,133,345

(8)  Unpaid Losses and Loss Adjustment Expenses

        Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31 is summarized as follows:

	2002	2001	2000
Balance at January 1	$2,204,210	$2,123,200	$1,261,399

Incurred related to:
Current year	20,634,423	15,494,980	14,248,000
Prior years	259,834	(119,017)	87,087

Total incurred	20,894,257	15,375,963	14,335,087

Paid related to:
Current year	17,368,907	13,290,770	12,124,800
Prior years	2,464,044	2,004,183	1,348,486

Total paid	19,832,951	15,294,953	13,473,286

Balance at December 31	$3,265,516	$2,204,210	$2,123,200

        The increase in incurred losses for 2001 and prior accident-year losses is due to an increase in the ultimate liability for pet insurance claims in excess of what was originally estimated. During 2002, claim payments related to accident years 2001 and prior years exceeded our recorded estimate at December 31, 2001 by approximately $260,000. The increases in these claim costs relate to higher than projected severity for prior accident-year claims, due to the increased cost of veterinary medical services and related treatment costs, such as prescription drugs and laboratory expenses.

(9)  Employee Benefits

        Effective December 16, 2000, the Company outsourced its human resources function to a professional employee organization (PEO), wherein the PEO became a co-employer of all existing and future employees of the Company. VPI pays the PEO a fixed percentage of gross salaries, which amount covers all employer costs of payroll taxes, employee health insurance, workers' compensation insurance, other employee benefits, and the PEO expenses.

        VPI provides to eligible employees a defined contribution plan through the PEO. In 2002 and 2001, the Company matched 50% of each employee's contribution up to 6% of pay, and in 2000 the Company made the contributions, although non-mandatory and discretionary by VPSI's Board of Directors. The Company made contributions to the plans totaling approximately $116,000, $102,000, and $71,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(10) Stock-Based Compensation Plans

(a) Stock Bonus Plan

        The Company has a stock bonus plan under which shares of the Company's common stock have been reserved for award to officers and key employees of the Company for future services to be performed. The terms of the plan impose certain restrictions ranging from one to three years on the sale or disposition of the shares issued. Prior to 1999, no shares had been awarded under the stock bonus plan since November 1992. In February 1999, 12,000 shares were awarded to an officer of the Company, of which 6,000 vested in December 1999 and 6,000 vested in December 2000. For the year ended December 31, 1999, the Company recognized $30,000 in general and administrative expenses related to the 1999 award. For the year ended December 31, 2000, the Company recognized the remaining $10,000 in general and administrative expenses.

(b) Omnibus Stock Option and Incentive Plan

        The 1996 Omnibus Stock Option and Incentive Plan (Omnibus Plan) was approved by the Board of Directors in December 1996 and is intended to provide Incentive Stock Options (ISOs) to key employees of the Company. Options covering 151,900 shares are outstanding under this plan including (i) 65,001 options exercisable at $4.00 per share that were granted in February 1996 and expire in February 2003, (ii) 59,066 options exercisable at $4.00 per share that were granted in February 2000 and expire in February 2006, and (iii) 27,833 options exercisable at $8.00 per share that were granted in July 2002 and expire in July 2010. Such options vest over a three-year period from the date of grant. No additional options are available for grant under this plan.

(c) Nonqualified Stock Options

        In 1996 and 1997, the Company granted 260,000 and 70,000 nonqualified stock options, respectively, to directors and certain officers in recognition of their years of service. Such options vested immediately and are exercisable at $4.00 per share over a period of 10 years.

(d) Stock Purchase Warrants

        The Company has outstanding 90,197 Common Stock purchase warrants exercisable at $2.80 to $8.00 per share that are comprised of (i) options granted under VPSI's old stock option plan that converted into stock purchase warrants in December 1997 (reflected as outstanding as of December 31, 1996), (ii) warrants previously exercisable at $.85, $.91 and $1.50 per share and (iii) warrants granted to directors and officers in 1996 and 1997. The Board of Directors extended the expiration of 89,384 warrants to December 31, 2004. These warrants were issued prior to December 1997 and were originally set to expire on December 31, 1999.

        The following is a summary of stock option and warrant activity for the three years ended December 31, 2002:

	Warrants	Options	Total	Weighted average exercise price
Balance December 31, 1999	109,384	415,000	524,384	$3.81
Granted	—	83,600	83,600	4.00
Exercised	(19,187)	—	(19,187)	3.20
Expired	—	—	—	—
Canceled	—	(3,700)	(3,700)	4.00

Balance December 31, 2000	90,197	494,900	585,097	$3.86
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Canceled	—	(13,000)	(13,000)	4.00

Balance December 31, 2001	90,197	481,900	572,097	$3.86
Granted	—	27,833	27,833	8.00
Exercised	—	—	—	—
Expired	—	—	—	—
Canceled	—	(27,833)	(27,833)	4.00

Balance December 31, 2002	90,197	481,900	572,097	$4.05

        At both December 31, 2002 and December 31, 2001, 572,097 warrants and options were outstanding, exercisable at exercise prices of $2.80-$8.00, with a weighted average exercise price of $4.05 and $3.86. The weighted-average remaining contractual life of exercisable options was 3.5 years. During 2000, the Company allowed several employees to extend the expiration date to exercise warrants to purchase 19,187 shares of common stock and allowed the employees to pay for such shares by payroll deduction. The shares so purchased will be issued upon payment in full by each employee, and in 2001, 3,090 of such shares were issued.

        The fair value of each incentive stock option granted during 2000 and 2002 to employees was estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) volatility of effectively zero, (iii) weighted-average risk-free interest rate of approximately 6.4% for 2000 grants and 3.0% for 2002 grants, and (iv) expected life of 3.5 years.

        The effects of applying SFAS No. 123 to the Company's option and warrant grants would result in an immaterial effect on the Company's results of operations for all periods presented.

(11) Concentration of Credit Risk

        VPI, on occasion, has cash balances that exceed the federally insured deposit limit. While the risk of each institution is reviewed throughout the year to ensure the safety and soundness of each entity, the cash balances and face amount of the investment instruments may exceed the amount of federal or private deposit insurance available. The aggregate amounts in excess of that which is covered under a deposit insurance program at December 31, 2002 and 2001 were approximately $75,000 and $278,000, respectively.

(12) Shareholders' Equity

  (a)
  Statutory Restrictions

    VPI has restrictions affecting the payment of shareholder dividends imposed by insurance regulations. The maximum amount of dividends that can be paid without prior approval of the Insurance Commissioner is limited to the greater of 10% of capital and surplus as regards policyholders as of the preceding year-end or 100% of net income for the previous year limited by the amount of unassigned surplus. VPI is not presently permitted to declare any dividends without prior approval from the DOI and did not pay any dividends during any of the periods presented.

  (b)
  Series A Preferred Stock

    On December 31, 1997, the Company and Veterinary Centers of America (VCA) entered into the Convertible Preferred Stock Purchase Agreement (the Original Agreement) whereby the Company agreed to issue to VCA 357,143 shares of Series A Preferred Stock and warrants to purchase 1,428,572 shares of the Company's common stock in exchange for an investment of $5.0 million. The shares of preferred stock were convertible into shares of the Company's common stock at $3.50 per share. The warrants were exercisable at $4.025 per share and expire December 31, 2007.

    As of December 31, 1997, the Company issued 71,430 shares of Series A Preferred Stock and 285,720 warrants and received approximately $1.0 million from VCA. On January 16, 1998, the Company issued the remaining 285,713 shares of Series A Preferred Stock and the remaining 1,142,852 warrants and received the balance of approximately $4.0 million from VCA.

    In May 1998, the Company and VCA formed a new agreement, the Series A Convertible Preferred Stock Purchase Agreement (the Series A Agreement) and agreed to (i) the mutual rescission of the Original Agreement, (ii) the cancelation of the 357,143 preferred shares issued in connection with the Original Agreement and (iii) the cancelation of the 1,428,572 warrants issued in connection with the Original Agreement. In consideration of VCA's agreement to rescind the Original Agreement and in connection with the Series A Agreement, the Company has authorized the sale and issuance of 403,226 shares of Series A Preferred Stock at an agreed-upon purchase price of $12.40 per share (a total purchase price of approximately $5.0 million). Each share of Series A Preferred Stock is convertible into 4 shares of the Company's common stock at $3.10 per share.

  (c)
  Series B Preferred Stock

    In September 1998, the Company sold to SIC 241,936 newly issued shares of the Company's Series B Preferred Stock at an agreed-upon purchase price of $12.40 per share (a total purchase price of approximately $3 million). In February 1999, the Company sold to another investor 8,660 newly issued shares of the Company's Series B Preferred Stock at an agreed-upon purchase price of $12.40 per share (a total purchase price of approximately $107,000). Each share of Series B Preferred Stock is convertible into four shares of the Company's common stock at $3.10 per share.

(13) Commitments

        Effective December 31, 2002, the Company amended a $3.0 million letter of credit and increased it to $14.0 million. Investment balances of $14.0 million at December 31, 2002 and $3.5 million at December 31, 2001 are restricted as collateral for the unearned premiums assumed from SIC. The restricted investment balances represent 89% of the Company's total cash and investments at

December 31, 2002. The letter of credit is subject to an annual commitment fee of 0.8% and there is no expiration date stated in the letter of credit; however, the letter of credit is subject to annual renewal. As of December 31, 2002, 2001, and 2000, no amounts were drawn on the letter of credit.

        During 2001, the Company borrowed $250,000 under a non-revolving line of credit. On January 15, 2002, the line of credit was converted into a two-year term loan with an interest rate of 5.25%. This term loan was repaid on December 30, 2002.

        Effective September 12, 2000, the Company entered into a ten-year noncancelable operating lease for its new home office, commencing December 1, 2001. The Company has other noncancelable operating leases for certain office space and office equipment. Future minimum lease payments required under operating leases as of December 31, 2001, including the new home office lease, are as follows:

Year ended December 31:
2003	$1,501,000
2004	1,174,000
2005	760,000
2006	743,000
2007	741,000
Thereafter	2,901,000

$7,820,000

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,567,000, $1,025,000, and $758,000, respectively.

(14) Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS No. 146). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), an interpretation of Financial Accounting Standards Board Statements Nos. 5, 57 and 107 and a rescission of Financial Accounting Standards Board Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the

Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ended after December 15, 2002.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS No. 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 3. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

(15) Subsequent Events

        On April 14, 2003, the Company sold 750,000 shares of its Common Stock to SIC for a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the capital of VPI. On April 15, 2003, following the sale to SIC, the Company sold 500,000 shares of its Common Stock to The Iams Company ("Iams"), a subsidiary of The Procter & Gamble Company, for a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the capital of VPI. As a condition to the sale of the shares to Iams, all of the Company's shares of Series A Preferred Stock and Series B Preferred Stock were converted on April 15, 2003 to 2,615,288 shares of Common Stock, of which SIC received 2,580,648 shares. Assuming these transactions had occurred at December 31, 2002, the number of shares of the Company's Common Stock outstanding would have been 5,564,363.

Veterinary Pet Services, Inc.

Condensed Financial Information of Registrant

Balance Sheets

Schedule II.1

	December 31,
	2002	2001
ASSETS
Cash	$2,796	1,318
Investment in subsidiaries	6,877,631	3,993,037

Total assets	$6,880,427	3,994,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payable to affiliates	$373,235	40,404
Note payable to bank	—	250,540

Total liabilities	373,235	290,944

Shareholders' equity
Convertible preferred stock, Series A	5,000,002	5,000,002
Convertible preferred stock, Series B	3,107,384	3,107,384
Common stock	7,157,816	7,157,816
Accumulated other comprehensive income	701,635	199,757
Accumulated deficit	(9,459,645)	(11,761,548)

Total shareholders' equity	6,507,192	3,703,411

Total liabilities and shareholders' equity	$6,880,427	3,994,355

See notes to condensed financial information.

Veterinary Pet Services, Inc.

Condensed Financial Information of Registrant

Statements of Operations

Schedule II.2

	Year ended December 31,
	2002	2001	2000
Revenues:
Other income	$—	—	—

Total revenues	—	—	—

General and administrative expenses	70,045	2,440	10,000
Interest expense	10,768	1,642	—

Total expenses	80,813	4,082	10,000

Loss before equity in income (loss) of subsidiaries	(80,813)	(4,082)	(10,000)
Equity in income (loss) of subsidiaries	2,382,716	1,034,360	(123,725)

Net income (loss)	$2,301,903	1,030,278	(133,725)

Basic Earnings (Loss) Per Share	$1.35	0.61	(0.08)

Diluted Earnings (Loss) Per Share	$0.49	0.22	(0.08)

See notes to condensed financial information.

Veterinary Pet Services, Inc.

Condensed Financial Information of Registrant

Statements of Cash Flows

Schedule II.3

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$2,301,903	1,030,278	(133,725)
Changes in:
Equity in earnings of subsidiaries	(2,382,716)	(1,034,360)	123,725
Accounts payable and accrued expenses	332,831	(256,568)	(8,000)

Net cash provided by (used in) operating activities	252,018	(260,650)	(18,000)

Cash flows from financing activities:
Proceeds from (payments of) bank loan	(250,540)	250,540	—
Issuance and sale of stock and exercise of stock warrants	—	9,888	20,000

Net cash provided by (used in) financing activities	(250,540)	260,428	20,000

Net increase (decrease) in cash and cash equivalents	1,478	(222)	2,000
Cash and cash equivalents, beginning of year	1,318	1,540	(460)

Cash and cash equivalents, end of year	$2,796	1,318	1,540

Supplemental disclosures of cash flow information—cash paid for interest	$10,768	1,642	—

See notes to condensed financial information

Veterinary Pet Services, Inc.

Condensed Financial Information of Registrant

Notes to Condensed Financial Information

December 31, 2002 and 2001

1.    Basis of Presentation

        In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, the financial statements of the Registrant are condensed and omit many disclosures presented in the consolidated financial statements and the notes thereto.

2.    Note Payable to Bank

        During 2001, the Registrant borrowed $250,000 under a nonrevolving line of credit. On January 15, 2002, the line of credit was converted into a two-year term loan with an interest rate of 5.25%. This term loan was repaid on December 30, 2002.

3.    Investment in Subsidiaries

        The Registrant's largest subsidiary, Veterinary Pet Insurance Company (VPIC), is precluded from paying dividends without the prior consent of the California Department of Insurance.

        Beginning in 2000, substantially all of the Registrant's operating costs are paid by VPIC.

Veterinary Pet Services, Inc. and Subsidiaries

Supplemental Insurance Information

Schedule III

	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
December 31, 2002	$623,859	3,265,516	24,083,493	33,384,474	635,189	20,894,257	3,300,085	10,958,057	40,429,845

December 31, 2001	$363,545	2,204,210	17,038,121	24,030,857	651,593	15,375,963	3,041,931	7,971,873	24,835,086

December 31, 2000	$1,704,920	2,123,200	16,233,893	22,039,492	463,247	14,335,087	5,245,854	4,753,588	27,480,181

Veterinary Pet Services, Inc. and Subsidiaries

Reinsurance

Schedule IV

	Gross amount	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2002:
Premiums:
Property and liability insurance	$14,320,676	19,063,798	33,384,474	57%

Total premiums	$14,320,676	19,063,798	33,384,474	57%

Year ended December 31, 2001:
Premiums:
Property and liability insurance	$10,768,229	13,262,628	24,030,857	55%

Total premiums	$10,768,229	13,262,628	24,030,857	55%

Year ended December 31, 2000:
Premiums:
Property and liability insurance	$8,214,339	13,825,153	22,039,492	63%

Total premiums	$8,214,339	13,825,153	22,039,492	63%

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Brea, State of California, on April 15, 2003.

Signature	Title	Date

/s/ JACK L. STEPHENS Jack L. Stephens	President, Chief Executive Officer (Principal Executive Officer)	April 15, 2003
/s/ PAUL W. SOUZA Paul W. Souza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK L. STEPHENS Jack L. Stephens	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2003
/s/ PAUL W. SOUZA Paul W. Souza	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003
/s/ MICHAEL D. MILLER Michael D. Miller	Director	April 15, 2003
/s/ DAVID J. LANCER David J. Lancer	Director	April 15, 2003
/s/ R. MAX WILLIAMSON R. Max Williamson	Director	April 15, 2003
/s/ GARY D. TIEPELMAN Gary D. Tiepelman

CERTIFICATIONS

I, Jack L. Stephens, certify that:

1.
I have reviewed this annual report on Form 10-K of Veterinary Pet Services, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ JACK L. STEPHENS By: Jack L. Stephens President and Chief Executive Officer

CERTIFICATIONS

I, Paul W. Souza, certify that:

1.
I have reviewed this annual report on Form 10-K of Veterinary Pet Services, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ PAUL W. SOUZA By: Paul W. Souza Chief Financial Officer

QuickLinks

INDEX TO FORM 10-K
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. FINANCIAL INFORMATION
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROL PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  ITEM 15(A)(1) and (2)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES Consolidated Balance Sheets
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Operations
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements
Veterinary Pet Services, Inc. Condensed Financial Information of Registrant Balance Sheets
  Schedule II.1
Veterinary Pet Services, Inc. Condensed Financial Information of Registrant Statements of Operations
  Schedule II.2
Veterinary Pet Services, Inc. Condensed Financial Information of Registrant Statements of Cash Flows
  Schedule II.3
Veterinary Pet Services, Inc. Condensed Financial Information of Registrant Notes to Condensed Financial Information December 31, 2002 and 2001
Veterinary Pet Services, Inc. and Subsidiaries Supplemental Insurance Information
  Schedule III
Veterinary Pet Services, Inc. and Subsidiaries Reinsurance
  Schedule IV
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS