Form 10-K/A
period 2002-12-31
VETERINARY PET SERVICES INC
filed 2003-05-14
CIK 1072603

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock
No par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment ot this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No. ☒

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

	Common Shares
Name and Address of Beneficial Owner(1)(2)
	Number	%
Scottsdale Insurance Company(4) 8877 North Gainey Dr. Scottsdale, AZ 85261	3,417,938	60.8
The Iams Company(5) 7250 Poe Avenue Dayton, Ohio 45415	500,000	8.9
Jack L. Stephens, D.V.M.(6)	427,078	7.6
Duncan Alexander(7) P.O.Box 520 Geneva, IL 60134	292,500	5.2
Gene A. Foehl(8) 27 East Front Street Media, PA 19063	289,871	5.2
David J. Lancer(9)	88,642	1.6
Rebecca F. Lewis(10)	10,750	*
David B. Goodnight, D.V.M.(11)	7,500	*
Elizabeth Hodgkins, D.V.M.(12)	7,000	*
Kent A. Kruse, D.V.M.(13)	5,000	*
Michael D. Miller(14) One Nationwide Plaza, 1-36-41 Columbus, OH 43215	—	—
R. Max Williamson(14) 8877 North Gainey Dr. Scottsdale, AZ 85261	—	—
Gary L. Tiepelman(14) 8877 North Gainey Dr. Scottsdale, AZ 85261	—	—
All Named Executive Officers and Directors, as a group(15)	3,963,908	67.5

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

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Brea, State of California, on May 14, 2003.

Signature	Title	Date

/s/ JACK L. STEPHENS Jack L. Stephens	President, Chief Executive Officer (Principal Executive Officer)	May 14, 2003
/s/ PAUL W. SOUZA Paul W. Souza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JACK L. STEPHENS Jack L. Stephens	Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2003
/s/ PAUL W. SOUZA Paul W. Souza	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2003
/s/ MICHAEL D. MILLER Michael D. Miller	Director	May 14, 2003
/s/ DAVID J. LANCER David J. Lancer	Director	May 14, 2003
/s/ R. MAX WILLIAMSON R. Max Williamson	Director	May 14, 2003
/s/ GARY D. TIEPELMAN Gary D. Tiepelman

CERTIFICATIONS

I, Jack L. Stephens, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Veterinary Pet Services, Inc.;

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

Date: May 14, 2003

/s/ JACK L. STEPHENS By: Jack L. Stephens President and Chief Executive Officer

CERTIFICATIONS

I, Paul W. Souza, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Veterinary Pet Services, Inc.;

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

Date: May 14, 2003

/s/ PAUL W. SOUZA By: Paul W. Souza Chief Financial Officer

QuickLinks

SIGNATURES
CERTIFICATIONS
CERTIFICATIONS