Form 10-Q
period 2003-03-31
VETERINARY PET SERVICES INC
filed 2003-05-15
CIK 1072603

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-50087

VETERINARY PET SERVICES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3538503 (I.R.S. Employer Identification No.)
3060 Saturn Street, Brea, California (Address of principal executive offices)	92821 (zip code)

Registrant's telephone number, including area code (714) 989-0555

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 2, 2003, the registrant had 5,623,363 shares outstanding of its Common Stock.

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS—EXCEPT SHARE AMOUNTS)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments Available for sale:
Fixed maturities, at market value (amortized cost: March 31, 2003 $14,293; December 31, 2002 $13,761)	$15,338	$14,829
Equity securities, at market value (cost: March 31, 2003 $207; December 31, 2002 $207)	210	202

TOTAL INVESTMENTS	$15,548	$15,031
Cash and cash equivalents	608	733
Premiums receivable	30,800	27,166
Deferred acquisition costs	828	624
Accrued investment income	164	201
Furniture and equipment, net	2,991	2,542
Deferred tax asset, net	472	358
Prepaid expenses and other assets	2,164	1,654

TOTAL ASSETS	$53,575	$48,309
LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$3,621	$3,265
Unearned premiums	26,288	24,083
Payable to affiliated insurance company	9,643	7,948
Accounts payable and accrued expenses	5,172	4,412
Income taxes payable	89	720
Deferred revenue	1,397	1,374

TOTAL LIABILITIES	$46,210	$41,802

Shareholders' equity:
Convertible preferred stock, Series A, no par value.
Authorized 500,000 shares; issued and outstanding 403,226 shares	5,000	5,000
Convertible preferred stock, Series B, no par value.
Authorized 500,000 shares; issued and outstanding 250,596 shares	3,107	3,107
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding 1,758,075 at March 31, 2003 and 1,699,075 at December 31, 2002	7,394	7,158
Accumulated other comprehensive income	713	702
Accumulated deficit	(8,849)	(9,460)

TOTAL SHAREHOLDERS' EQUITY	$7,365	$6,507
Commitments
Subsequent events (note 5)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,575	$48,309

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(AMOUNTS IN THOUSANDS—EXCEPT SHARE AND PER SHARE DATA)

	For Three Months Ended March 31,
	2003	2002
Revenues
Earned Premiums	$9,764	$7,187
Service Fees	1,297	900
Investment and other income	218	177

	11,279	8,264
Expenses
Losses and loss adjustment expenses	6,251	4,545
Policy acquisition costs	1,081	942
General and administrative expenses	3,336	2,340

	10,668	7,827
Net income	$611	$437

Basic earnings per share	$0.36	$0.26

Diluted earnings per share	$0.13	$0.09

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(AMOUNTS IN THOUSANDS)

	For Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$611	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131	24
Accretion of discount on debt securities	(2)	(11)
Changes in:
Premiums receivable	(3,634)	(219)
Deferred acquisition costs	(204)	(200)
Accrued investment income	37	193
Deferred tax asset, net	(113)	—
Other assets	(491)	(382)
Unpaid losses and loss adjustment expenses	356	179
Unearned premiums	2,205	1,709
Payable to insurer	1,695	(396)
Accounts payable and accrued expenses	760	(229)
Income taxes payable	(631)	—
Deferred revenue	23	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	743	1,105
INVESTING ACTIVITIES
Capital expenditures	(580)	(13)
Purchase of available for sale securities	(1,507)	(106)
Proceeds from maturities of available for sale securities	1,002	—

NET CASH USED IN INVESTING ACTIVITIES	(1,085)	(119)
FINANCING ACTIVITIES
Payments of bank loan	—	(7)
Exercise of incentive stock options	217	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	217	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125)	979
Cash and cash equivalents at beginning of period	733	867

Cash and cash equivalents at end of period	$608	$1,846

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2

Income taxes paid	$750	$—

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Period Ended March 31, 2003

1. Basis of Presentation

        The financial information included in this report includes the accounts of Veterinary Pet Services, Inc. and its subsidiaries (collectively, the "Company" or "VPSI") and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. The statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements, and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2. Earnings Per Share

        The Company presents "basic" earnings per share representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share.

	Three months ended March 31,
	2003		2002
	(In thousands, except per share amounts)
Net earnings, basic and diluted basis		$611		$437

Weighted average shares outstanding during the period, basic		1,720		1,699
Plus: Common stock equivalent shares assumed from conversion of options, warrants and preferred stock		2,967		2,991

Weighted average shares outstanding during the period, diluted		4,687		4,690

Basic earnings per share	$	..36	$	..26

Diluted earnings per share		$.13		$.09

3. Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholders' equity that bypass net income. Other comprehensive income (loss) is comprised of net unrealized gains (losses) on available-for-sale securities. The related before and after federal income tax amounts are as follows:

	For Three Months Ended March 31,
	2003	2002
	(Amounts in thousands)
Net income	$611	$437
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	16	(325)
Other comprehensive income (loss) before tax	16	(325)
Income tax expense (benefit) related to unrealized holding gains (losses) arising during period	5	(110)
Comprehensive income, net of tax	$622	$222

4. Stock Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations." Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. However, the effects of applying SFAS No. 123 to the Company's option and warrant grants would result in an immaterial effect on the Company's results of operations for all periods presented.

5. Subsequent Events

        On April 14, 2003, the Company sold 750,000 shares of its Common Stock to Scottsdale Insurance Company ("SIC") at a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of Veterinary Pet Insurance Company ("VPI"). On April 15, 2003, the Company sold 500,000 shares of its Common Stock to The Iams Company (Iams), a subsidiary of The Procter & Gamble Company, at a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI. As a condition to the sale of the shares to Iams, all of the Company's shares of Series A Preferred Stock and Series B Preferred Stock were converted on April 15, 2003 to 2,615,288 shares of Common Stock, of which SIC received 2,580,648 shares. Assuming these transactions had occurred at March 31, 2003, the number of shares of the Company's Common Stock outstanding would have been 5,623,363.

        On April 15, 2003 in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI's statutory capital and surplus, VPI applied for approval from the California Department of Insurance ("DOI") for an addendum to the Reinsurance Agreement with SIC to return to the 80% (VPI): 20% (SIC) quota share reinsurance percentage, retroactive to January 1, 2003. The DOI has not yet completed its review of VPI's application.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        For convenience in this Form 10-Q, references to the "Company," "we," "us," and "our" refer to Veterinary Pet Services, Inc. ("VPSI"), its wholly-owned subsidiaries, Veterinary Pet Insurance Company ("VPI") and V.P.I. Services, Inc. ("VPIS"), and VPI's wholly-owned subsidiary, DVM Insurance Agency ("DVM").

        VPSI markets, underwrites, insures, and reinsures pet accident and health insurance for dogs and cats, and to a lesser extent birds and other pets, through our subsidiaries, VPI, a California insurer, and DVM, a licensed, non-resident insurance agency in all states outside California. VPI writes coverage in California, and DVM places all insurance written outside California with National Casualty Company ("NCC"). NCC, in turn, reinsures 100% of this business with Scottsdale Insurance Company ("SIC"), which then reinsures a portion of that business (currently 50% since January 1, 2001) with VPI. Both NCC and SIC are subsidiaries of Nationwide Mutual Insurance Company, and SIC owns 60.8% of the Common Stock of VPSI. For the three months ended March 31, 2003, approximately 59% of the Company's total earned premiums were derived from the reinsurance agreement with SIC (the "SIC Reinsurance Agreement"). We also operate a nationwide pet registry service for our policyholders through VPIS. The Company operates in only one business segment.

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

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002.

        Premiums earned in the first quarter of 2003 increased 35.9% from the corresponding period in 2002. Gross premiums produced in the first quarter of 2003 increased 36.5% from the corresponding period in 2002. This is due to a 29.7% increase in the number of new pet insurance policies sold, and a 40.7% increase in the number of renewed pet insurance policies. The average premium per policy increased 5.5% from $253 average premium per policy for 2002 to $267 for 2003.

        Total revenues include premiums earned, policy fees, lost and found registry fees, installment fees, and investment income. Total revenues increased 36.5% from the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2003.

        Losses and loss adjustment expenses ("LAE") are charged to income as incurred. Unpaid losses and LAE represent the accumulation of estimates for reported losses and include a provision based on past experience, for losses incurred but not reported, using actuarial techniques.

        Losses and LAE increased by 37.5% from the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2003. Losses and LAE generally increase as a result of growth in premiums earned, the percentage of reinsurance assumed, and other factors affecting insured pets such as accidents and injuries, illnesses, and the mix of business between dogs and cats and specific breeds therein. The loss ratio in the first quarter (loss and loss adjustment expenses related to premiums earned) was 64.0% in 2003 and 63.2% in 2002. The higher loss and LAE ratio in the first quarter of 2003, as compared to the first quarter of 2002, is due to an 0.8% point increase in the cost of claims administration and settlement. The loss and LAE ratio, excluding claims administration expenses, was consistent with last year's loss and LAE ratio as a percentage of premiums earned which was 58.0%.

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

        Policy acquisition costs as a percentage of premiums earned decreased from 13.1% to 11.1% from the first quarter 2002 to the first quarter 2003. These improvements are primarily due to the 39.8% increase in the volume of premiums produced outside of California.

        General and administrative ("G&A") expenses as a percentage of premiums earned were 32.6% for first quarter 2002 and 34.2% for first quarter 2003. The increase to 2003 G&A expenses as a percentage of premiums earned is due to a combination of costs associated with the start of the Iams joint marketing agreement and higher salary and employee benefit costs incurred, which will allow VPI to continue to support and service its current and future premium volume.

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

Liquidity and Capital Resources

        VPI is required by the California Department of Insurance (the "DOI") to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain our net written premiums to surplus ratio at a level not to exceed 8:1. At March 31, 2003 and December 31, 2002, statutory capital and surplus were $4.4 million and $5.0 million, respectively, and the net written premiums to surplus ratios were 9.9:1 and 8.1:1, respectively.

        On April 14, 2003 we sold 750,000 shares of our Common Stock to SIC at a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, we sold 500,000 shares of our Common Stock to The Iams Company, a subsidiary of The Procter & Gamble Company, at a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI.

        On April 15, 2003 in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI's statutory capital and surplus, we applied for approval from the DOI for an addendum to the SIC Reinsurance Agreement to return to the 80% (VPI): 20% (SIC) quota share reinsurance percentage, retroactive to January 1, 2003. The DOI has not yet responded to our application.

        Assuming that the $11.0 million capital and surplus contribution made by VPSI to VPI had been made as of March 31, 2003, the ratio of net premiums written to statutory capital and surplus for VPI would have been 2.8:1 based on net premiums written for the 12-month period ended March 31, 2003.

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

        VPI currently invests in United States government or agency bonds, bills and notes, high quality corporate bonds, and preferred stocks. At March 31, 2003, $12.2 million or 79% of the portfolio's market value was held in U.S. Treasury securities and obligations of U.S. agencies. The remaining 21% of the portfolio was held in corporate bonds and preferred stocks.

        Net cash provided from operating activities during the first three months of 2003 was $0.7 million, while net cash used from the purchase, redemption or maturity of investments was $1.1 million. Fixed-maturity investments, at amortized cost, increased by $532,000 during the period. Equity investments remained the same during the first quarter of 2003 as they were at December 31, 2002. The Company continued its investment in its operating systems through March 31, 2003 related to its software system conversion. Capital expenditures of $580,000 during the quarter ended March 31, 2003 primarily include amounts paid to its third-party vendors for the development of the software.

        The market value of all investments (fixed maturities and equities) held at market as "Available for Sale" exceeded amortized cost of $14.5 million at March 31, 2003 by $1.0 million. The unrealized gain, reflected as accumulated other income, net of applicable tax effects, was $713,000 at March 31, 2003 compared with an unrealized gain of $702,000 at December 31, 2002. The small increase in unrealized gains was due to the increased market value of our bonds as a result of lower interest rates generally.

        The Company's cash and short- term investments totaled $608,000 at March 31, 2003.

        Investment balances of $14.0 million at March 31, 2003 are restricted as collateral against a letter of credit provided by VPI for the unearned premiums assumed from SIC. Restricted investment balances represent 87% of our total cash and investments at March 31, 2003.    We pay an annual commitment fee equal to 80 basis points of the total letter of credit, and there is no expiration date stated in the letter of credit; however, the letter of credit is subject to annual renewal.

        There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS No. 148"). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for financial statements for interim periods. The Company has elected to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock options issued. The effects of applying SFAS No. 123 to the Company's option and warrant grants would result in an immaterial effect on the Company's results of operations for all periods presented.

Information Concerning Forward-Looking Statements and Factors That May Affect Future Results

        Certain information contained in this report is forward-looking and is based on various assumptions. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Examples of the uncertainties and contingencies that might affect our business include, among other important factors, those affecting the insurance industry generally such as economic conditions, the risk of higher inflation and the effect it may have on claims costs and loss ratios, interest rates, legislative and regulatory developments and our ability to raise capital when needed. Additional factors relate to the pet insurance industry specifically, such as market pricing, competitive trends in the pet insurance industry, our insurance premiums and related fee income, our claims experience, our reinsurance arrangements and the performance of our investment portfolio. In such instances, actual results could differ materially as a result of a variety of factors, including the risks associated with the effect of changing economic conditions and other risk factors detailed Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 under the heading entitled "Risk Factors."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Statement on Form 10-K for the year ended December 31, 2002. Please refer to the 2002 Annual Report on Form 10-K for a complete discussion of the Company's exposures to market risk.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Securities Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Jack L. Stephens as Chief Executive Officer.

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Paul W. Souza as Chief Financial Officer.

  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VETERINARY PET SERVICES, INC.
Date: May 15, 2003	/s/ JACK L. STEPHENS Jack L. Stephens, President, Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2003	/s/ PAUL W. SOUZA Paul W. Souza, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

FINANCIAL STATEMENT CERTIFICATION

I, Jack L. Stephens, Chief Executive Officer of Veterinary Pet Services, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Veterinary Pet Services, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ JACK L. STEPHENS Jack L. Stephens, President, Chief Executive Officer (Principal Executive Officer)

FINANCIAL STATEMENT CERTIFICATION

I, Paul W. Souza, Chief Financial Officer of Veterinary Pet Services, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Veterinary Pet Services, Inc. (the "registrant");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ PAUL W. SOUZA Paul W. Souza, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS—EXCEPT SHARE AMOUNTS)
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (AMOUNTS IN THOUSANDS—EXCEPT SHARE AND PER SHARE DATA)
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (AMOUNTS IN THOUSANDS)
VETERINARY PET SERVICES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS For the Period Ended March 31, 2003
PART II—OTHER INFORMATION
SIGNATURES
FINANCIAL STATEMENT CERTIFICATION
FINANCIAL STATEMENT CERTIFICATION