Form 10-Q
period 2003-06-30
VETERINARY PET SERVICES INC
filed 2003-08-19
CIK 1072603

        <! — Created by EDGAR Ease Plus (EDGAR Ease+ 1.2a) — >

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-50087

VETERINARY PET SERVICES, INC.

California	95-3538503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3060 Saturn Street, Brea, California	92821
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code (714) 989-0555

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|     No  |X|

        As of July 31, 2003, the registrant had 5,627,200 shares outstanding of its Common Stock.

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS – EXCEPT SHARE AMOUNTS)

	Jun 30, 2003	Dec 31, 2002
	(Unaudited)
ASSETS
Investments
Available for sale:
Fixed maturities, at market value (amortized cost:
June 30, 2003 $19,384; December 31, 2002 $13,761)	$20,590	$14,829
Equity securities, at market value (cost: June 30, 2003 $207;
December 31, 2002 $207)	224	202

TOTAL INVESTMENTS	$20,814	$15,031
Cash and cash equivalents	9,080	733
Premiums receivable	34,168	27,166
Deferred acquisition costs	910	624
Accrued investment income	225	201
Furniture and equipment, net	3,377	2,542
Deferred tax asset, net	470	358
Prepaid expenses and other assets	1,722	1,654

TOTAL ASSETS	$70,766	$48,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$3,721	$3,265
Unearned premiums	29,483	24,083
Payable to affiliated insurance company	11,630	7,948
Accounts payable and accrued expenses	2,540	4,412
Income taxes payable	60	720
Deferred revenue	1,352	1,374

TOTAL LIABILITIES	$48,786	$41,802

Shareholders’ equity:
Convertible preferred stock, Series A, no par value. Authorized 500,000
shares; issued and outstanding 403,226 shares at December 31, 2002	--	5,000
Convertible preferred stock, Series B, no par value. Authorized 500,000
shares; issued and outstanding 250,596 shares at December 31, 2002	--	3,107
Common stock, no par value. Authorized 50,000,000 shares; issued and
outstanding 5,626,700 at June 30, 2003 and 1,699,075 at December 31, 2002	30,205	7,158
Accumulated other comprehensive income	833	702
Accumulated deficit	(9,058)	(9,460)

TOTAL SHAREHOLDERS’ EQUITY	$21,980	$6,507
Commitments
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,766	$48,309

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(AMOUNTS IN THOUSANDS – EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Earned Premiums	$9,734	$8,095	$19,499	$15,282
Service Fees	1,226	555	2,523	1,454
Investment and other income	251	298	468	475
	11,211	8,948	22,490	17,211
Expenses
Losses and loss adjustment expenses	6,202	5,426	12,453	9,971
Policy acquisition costs	977	751	2,057	1,692
General and administrative expenses	4,241	2,334	7,578	4,675
	11,420	8,511	22,088	16,338

Net income (loss)	$(209)	$437	$402	$873

Basic earnings (loss) per share	$(0.04)	$0.26	$0.12	$0.51

Diluted earnings (loss) per share	$(0.04)	$0.09	$0.08	$0.19

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(AMOUNTS IN THOUSANDS)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$402	$873
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	399	148
Accretion of discount on debt securities	11	68
Changes in:
Premiums receivable	(7,002)	(5,787)
Deferred acquisition costs	(286)	(157)
Accrued investment income	(24)	(13)
Deferred tax asset, net	(179)	(420)
Other assets	(60)	(451)
Unpaid losses and loss adjustment expenses	455	724
Unearned premiums	5,399	3,786
Payable to insurer	3,682	623
Accounts payable and accrued expenses	(1,871)	567
Income taxes payable	(659)	420
Deferred revenue	(22)	89

NET CASH PROVIDED BY OPERATING ACTIVITIES	245	470
INVESTING ACTIVITIES
Capital expenditures	(1,234)	(748)
Purchase of available for sale securities	(11,597)	(1,852)
Proceeds from maturities of available for sale securities	6,001	1,501

NET CASH USED IN INVESTING ACTIVITIES	(6,830)	(1,099)
FINANCING ACTIVITIES
Payments of bank loan	--	(50)
Exercise of incentive stock options	241	--
Common stock issued, net of offering costs	14,691	--

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,932	(50)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,347	(679)
Cash and cash equivalents at beginning of period	733	867

Cash and cash equivalents at end of period	$9,080	$188

Supplemental disclosures of cash flow information:
Cash paid for interest	$--	$6

Income taxes paid	$839	$--

See Notes to Unaudited Consolidated Financial Statements

VETERINARY PET SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2003

1. Basis of Presentation

        The financial information included in this report includes the accounts of Veterinary Pet Services, Inc. (“VPSI”) and its subsidiaries (collectively referred to as the “Company”), Veterinary Pet Insurance Company (“VPI”) and V.P.I. Services, Inc. (“VPIS”), and VPI’s subsidiary, DVM Insurance Agency (“DVM”), and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The statements do not include all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2. Earnings (Loss) Per Share

        The Company presents “basic” earnings (loss) per share, representing net earnings (loss) divided by the weighted average shares outstanding (excluding all Common Stock equivalents), and “diluted” earnings (loss) per share, representing the dilutive effect of all Common Stock equivalents. The following table illustrates the computation of basic and diluted earnings (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands except per share amounts)		(amounts in thousands except per share amounts)
	2003	2002	2003	2002
Net income (loss)	$(209)	$437	$402	$873

Weighted average shares outstanding during the period	5,038	1,699	3,388	1,699
Plus: Common Stock equivalent shares assumed from
exercise of options and warrants and conversion of
Preferred Stock	-	2,956	1,843	2,989

Weighted average shares outstanding during the period,
diluted	5,038	4,655	5,231	4,688

Basic earnings (loss) per share	$(.04)	$.26	$.12	$.51

Diluted earnings (loss) per share	$(.04)	$.09	$.08	$.19

        Had the Company recognized net income in the three months ended June 30, 2003, incremental shares attributable to the assumed exercise of outstanding options and warrants would have increased diluted shares outstanding by 737,000 shares.

3. Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income as well as certain items that are reported directly within a separate component of shareholders’ equity that bypass net income. Other comprehensive income (loss) is comprised of net unrealized gains (losses) on available-for-sale securities. The related before and after federal income tax amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2003	2002	2003	2002
Net income (loss)	$(209)	$437	$402	$873
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	182	799	198	474
Other comprehensive income before tax	182	799	198	474
Income tax expense related to unrealized
holding gains arising during period	62	272	67	161
Comprehensive income (loss), net of tax	$(89)	$964	$533	$1,186

4. Stock Based Compensation

        The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations.” Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant; therefore, no stock-based compensation cost is reflected in net earnings. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	(In thousands except per share amounts)		(In thousands except per share amounts)
Net income (loss), as reported	(209		$402
Deduct:Total stock-based compensation expense determined
under fair value based methods for all awards, net of
related tax effects	(57)		(78)

Pro forma net income (loss)	(266)		324

Earnings (Loss) Per Share:
Basic - as reported	$(0	.04)$	0.12
Basic - pro forma	$(0	.05)$	0.10
Diluted - as reported	$(0	.04)$	0.08
Diluted - pro forma	$(0	.05)$	0.06

        The effects of applying SFAS No. 123 to the Company’s option and warrant grants would result in an immaterial effect on the Company’s results of operations for the three months and six months ended June 30, 2002.

5. Equity Transactions

        On April 14, 2003, the Company sold 750,000 shares of its Common Stock to Scottsdale Insurance Company (“SIC”) at a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, the Company sold 500,000 shares of its Common Stock to The Iams Company (“Iams”), a subsidiary of The Procter & Gamble Company, at a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI. As a condition to the sale of the shares to Iams, all of the Company’s shares of Series A Preferred Stock and Series B Preferred Stock were converted on April 15, 2003 to 2,615,288 shares of Common Stock, of which SIC received 2,580,648 shares. The conversion of the Company’s 403,226 shares of Series A Preferred Stock and 250,596 shares of Series B Preferred Stock to 2,615,288 shares of Common Stock was an $8.1 million non-cash financing transaction.

        During April 2003, in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI’s statutory capital and surplus, VPI applied for approval from the California Department of Insurance (the “DOI”) for an addendum to the Reinsurance Agreement with SIC to return to the 80% (VPI): 20% (SIC) quota share reinsurance percentage, retroactive to January 1, 2003. The DOI has not yet completed its review of VPI’s application.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        For convenience in this Form 10-Q, references to the “Company,” “we,” “us,” and “our” refer to Veterinary Pet Services, Inc. (“VPSI”), its wholly-owned subsidiaries, Veterinary Pet Insurance Company (“VPI”) and V.P.I. Services, Inc. (“VPI”), and VPI’s wholly-owned subsidiary, DVM Insurance Agency (“DVM”).

        The Company markets, underwrites, insures, and reinsures pet accident and health insurance for dogs and cats, and to a lesser extent birds and other pets, through our subsidiaries, VPI, a California insurer, and DVM, a licensed, non-resident insurance agency in all states outside California. VPI writes coverage in California, and DVM places all insurance written outside California with National Casualty Company (“NCC”). NCC, in turn, reinsures 100% of this business with Scottsdale Insurance Company (“SIC”), which then reinsures a portion of that business (currently 50% since January 1, 2001) with VPI. Both NCC and SIC are subsidiaries of Nationwide Mutual Insurance Company, and SIC owns 60.8% of the Common Stock of VPSI. For the six months ended June 30, 2003, approximately 59% of the Company’s total earned premiums were derived from the reinsurance agreement with SIC (the “SIC Reinsurance Agreement”). We also operate a nationwide pet registry service for our policyholders through VPIS. The Company operates in only one business segment.

        Since 1997, our premiums have grown at an average annual rate of over 55% per year, due to increased marketing and sales efforts to promote product awareness through veterinarians, animal hospitals, print advertising, joint marketing efforts with other pet service and product providers, and, most recently, through the Internet. Over the past six years, we have been building and updating our infrastructure to accommodate the planned premium growth, and those expenses led to net operating losses through 2000. Such losses abated at year-end 2001, due to consistent premium growth, a stable loss ratio, and operational efficiencies. Management expects annual premium volume to continue to increase, although at a slower rate than in the past five years, due to the higher expected revenue base and the resulting lower percentage that additional revenue represents as a percentage of the prior year’s revenue. We do not believe that a slower rate of premium growth will be material to our financial condition or our future results of operations. We anticipate that our investment in our operating infrastructure over the last six years will support premium growth and contribute to higher profit margins in the future.

Results of Operations

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002 and the Three Months Ended June 30, 2003 compared to the Three Months Ended June 30, 2002

        The following table presents information regarding the components of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)		(amounts in thousands)
	2003	2002	2003	2002
Gross premiums produced	$20,710	$16,029	$39,942	$30,121
Service fees	1,226	555	2,523	1,454
Investment and other income	251	298	468	475

Gross revenue	22,187	16,882	42,933	32,050
Premiums retained by SIC	(7,781)	(5,858)	(15,044)	(11,054)
Changes in unearned premiums	(3,195)	(2,076)	(5,399)	(3,785)

Total revenues	$11,211	$8,948	$22,490	$17,211

        Gross revenue, representing gross premiums produced before the application of the quota share reinsurance agreement, service fees and investment and other income, was $42.9 million for the six months ended June 30, 2003, an increase of 33.6% over the comparable six months for 2002 of $32.1 million. For the three months ended June 30, 2003, the gross revenue total was $22.2 million, an increase of 31.4% compared to the gross revenue for the comparable three months of 2002 of $16.9 million. Gross premiums produced include sales of pet insurance policies in California by VPI, and sales of pet insurance policies outside of California through DVM that are underwritten by National Casualty Company.

        Gross premiums of $39.9 million produced for the six months ended June 30, 2003 increased 32.6% from $30.1 million in the corresponding six months in 2002. Premiums earned in the amount of $19.5 million for the six months ended June 30, 2003 increased 27.5% from $15.3 million the corresponding six months in 2002. Premiums earned in the amount of $9.7 million in the quarter ended June 30, 2003 increased 19.8% from $8.1 million in the corresponding quarter in 2002. Gross premiums of $20.7 million produced in the quarter ended June 30, 2003 increased 29.4% from $16.0 million in the corresponding quarter in 2002. This is due to a 21.8% increase in the number of new pet insurance policies sold and a 34.0% increase in the number of renewed pet insurance policies for the six-month period ending June 30, 2003 compared to June 30, 2002. The average premium per policy increased 7.1% from a $254 average premium per policy for the six-month period in 2002 to $272 for the six-month period in 2003.

        Total revenues include premiums earned, service fees, policy fees, lost and found registry fees, installment fees, and investment income. Total revenues of $22.5 million for the six months ended June 30, 2003 increased 30.8% as compared to $17.2 million for the six months ended June 30, 2002. Total revenues of $11.2 million for the quarter ended June 30, 2003 increased by 25.8% as compared to $8.9 million for the quarter ended June 30, 2002.

        Losses and loss adjustment expenses (“LAE”) are charged to income as incurred. Unpaid losses and LAE represent the accumulation of estimates for reported losses and include a provision based on past experience, for losses incurred but not reported, using actuarial techniques.

        Losses and LAE of $12.5 million increased by 25.0% for the six months ended June 30, 2003 as compared to $10.0 million for the six months ended June 30, 2002. Losses and LAE of $6.2 million increased by 14.8% for the quarter ended June 30, 2003 as compared to $5.4 million for the quarter ended June 30, 2002. Losses and LAE generally increase as a result of growth in premiums earned, the percentage of reinsurance assumed, and other factors affecting insured pets such as accidents and injuries, illnesses, and the mix of business between dogs and cats and specific breeds therein. The loss and LAE ratio for the six months (loss and loss adjustment expenses related to premiums earned) was 63.8% in 2003 and 65.3% in 2002. The 1.5 percentage point improvement is due to a lower loss ratio of 58.4% for the six months ended June 30, 2003 compared to 59.9% for the comparable period in 2002.

        The loss and LAE ratio for the three months ended June 30, 2003 was 63.7% compared to 67.1% in the comparable three months period in 2002. The 3.4 percentage point improvement is due to a lower loss ratio of 58.8% for the three months ended June 30, 2003 compared to 61.7% for the comparable period in 2002. The remaining 0.5 percentage point improvement as a percentage of premiums earned is due to lower claims administration expenses.

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

        Policy acquisition costs as a percentage of premiums earned decreased from 11.1% to 10.5% for the first six months in 2002 compared to the first six months in 2003. Policy acquisition costs as a percentage of premiums earned increased from 9.3% to 10.0% from the second quarter 2002 to the second quarter 2003. These variances are primarily due to the 36.1% and 32.8% increases in the volume of premiums produced outside of California for the six-month period and quarter ending June 30, 2003 as compared to June 30, 2002, and the related commission income associated with the production of non-California pet insurance policies.

        General and administrative (“G&A”) expenses as a percentage of premiums earned were 30.6% for the first six months in 2002 and 38.9% for the first six months in 2003. G&A expenses as a percentage of premiums earned were 28.8% for the second quarter 2002 and 43.6% for second quarter 2003. The increase in G&A expenses in the three and six months period ended June 30, 2003 as a percentage of premiums earned is due to a combination of higher salary and employee benefit costs incurred, which will allow VPI to continue to support and service its current and future premium volume; additional consulting and temporary employment expenses related to the cost of the Company’s software system conversion; higher depreciation and amortization costs associated with the implementation of the software system conversion; increased debit and credit card processing fees as a result of our increased volume in business; and, the costs associated with the start of the Iams joint marketing agreement.

                 In December 2002, we entered into a joint marketing agreement with Iams to jointly advertise and market our pet insurance policies and Iams pet nutritional products. Through this agreement, we intend to increase awareness of our pet heath insurance and Iams nutritional products, increase veterinarian recommendations of Iams products and VPI insurance policies, and help consumers find the channels for contacting us concerning pet insurance. We have cross-linked our websites, are distributing marketing materials of both companies to dog and cat breeders, veterinarian clinics, and retail customer outlets, and are including our promotional materials in Iams and Eukanuba puppy and kitten starter kits. Iams has agreed to pay on behalf of the policyholder the first two months of 12-month pet insurance policies sold through our joint marketing activities. We pay for sales, marketing, and promotional expenses of the joint activities. Our estimated expenses under the Iams agreement have been approximately $78,000 through June 30, 2003. We derive no revenues under the Iams agreement other than through the sale of additional pet insurance policies. The agreement also provides that we will not enter into any marketing or advertising arrangements with another pet nutritional product company and that Iams will not enter into any marketing or advertising arrangements with another pet insurance provider during the term of the agreement. The term of the Iams agreement continues as long as Iams is a shareholder of the Company and the parties are conducting joint marketing activities together, or it can be terminated on 30-days’ written notice in the event of a breach of the terms of the agreement.

Liquidity and Capital Resources

        VPI is required by the California Department of Insurance (the “DOI”) to maintain a minimum level of statutory capital and surplus at the greater of $2.0 million or the amount necessary to maintain our net written premiums to surplus ratio at a level not to exceed 8:1. At June 30, 2003 and December 31, 2002, statutory capital and surplus were $15.3 million and $5.0 million, respectively, and the net written premiums to surplus ratios were 3.1:1 and 8.1:1, respectively.

        On April 14, 2003 we sold 750,000 shares of our Common Stock to SIC at a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of VPI. On April 15, 2003, we sold 500,000 shares of our Common Stock to Iams at a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI.

        During April 2003, in connection with the sale of shares to SIC and Iams and the contribution of $11.0 million to VPI’s statutory capital and surplus, we applied for approval from the DOI for an addendum to the SIC Reinsurance Agreement to return to the 80% (VPI): 20% (SIC) quota share reinsurance percentage, retroactive to January 1, 2003. The DOI has not yet responded to our application.

        We utilize cash from operations and maturing investments to meet our insurance obligations to policyholders and for operating costs. Primary sources of cash from operations include premium collections, commissions and fees, and investment income. The principal uses of cash from operations are for premium payments to SIC, payments of claims, and operating expenses such as salaries, communications, and general overhead. Net cash provided from operating activities during the first six months of 2003 was $245,000.

        VPI currently invests in United States government or agency bonds, bills and notes, high quality corporate bonds, municipal bonds, and preferred stocks. At June 30, 2003, $13.9 million or 67% of the portfolio’s market value was held in U.S. Treasury securities and obligations of U.S. agencies. The remaining 33% of the portfolio was held in corporate bonds, municipal bonds, and preferred stocks.

        Funds used in investing activities was $6.8 million, and funds provided from financing activities was $14.9 million. Fixed-maturity investments, at amortized cost, increased by $5.6 million during the six-month period ended June 30, 2003. Equity investments remained the same during the first six months of 2003 as they were at December 31, 2002. The amortized cost of fixed maturities available for sale that were sold or matured during the period was $6.0 million. The Company continued its investment in its operating systems through June 30, 2003 related to its software system conversion. Capital expenditures of $1.2 million during the six months ended June 30, 2003 primarily includes amounts paid for the development of the software in the amount of $670,000 and $530,000 for the corporate office build out for tenant improvements and furniture and fixtures to support the growth of our business.

        The market value of all investments (fixed maturities and equities) held at market as “Available for Sale” exceeded amortized cost of $19.6 million at June 30, 2003 by $1.2 million. The unrealized gain, reflected as accumulated other income, net of applicable tax effects, was $833,000 at June 30, 2003 compared with an unrealized gain of $702,000 at December 31, 2002. The increase in unrealized gains was due to the increased market value of our bonds as a result of lower interest rates.

        The Company’s cash and cash equivalents totaled $9.1 million at June 30, 2003. This increase is a result of $10.0 million invested in money market accounts as a result of the sale of Common Stock to SIC and Iams in April 2003.

        Investment balances of $14.0 million at June 30, 2003 are restricted as collateral against a letter of credit provided by VPI for the unearned premiums assumed from SIC. Restricted investment balances represent 47% of our total cash, cash equivalents, and investments at June 30, 2003. We pay an annual commitment fee equal to 80 basis points of the total letter of credit, and there is no expiration date stated in the letter of credit; however, the letter of credit is subject to annual renewal.

        There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Information Concerning Forward-Looking Statements and Factors That May Affect Future Results

        Certain information contained in this report is forward-looking and is based on various assumptions. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Examples of the uncertainties and contingencies that might affect our business include, among other important factors, those affecting the insurance industry generally such as economic conditions, the risk of higher inflation and the effect it may have on claims costs and loss ratios, interest rates, legislative and regulatory developments and our ability to raise capital when needed. Additional factors relate to the pet insurance industry specifically, such as market pricing, competitive trends in the pet insurance industry, our insurance premiums and related fee income, our claims experience, our reinsurance arrangements and the performance of our investment portfolio. In such instances, actual results could differ materially as a result of a variety of factors, including the risks associated with the effect of changing economic conditions and other risk factors detailed Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the heading entitled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Statement on Form 10-K for the year ended December 31, 2002. Please refer to the 2002 Annual Report on Form 10-K for a complete discussion of the Company’s exposures to market risk.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to such evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

Issuance of Common Stock

        On April 14, 2003, the Company sold 750,000 shares of its Common Stock to Scottsdale Insurance Company (“SIC”) at a purchase price of $12.00 per share for gross proceeds of $9.0 million, of which $5.0 million was contributed to the statutory capital and surplus of Veterinary Pet Insurance Company (“VPI”). On April 15, 2003, the Company sold 500,000 shares of its Common Stock to The Iams Company (“Iams”), a subsidiary of The Procter & Gamble Company, at a purchase price of $12.00 per share for gross proceeds of $6.0 million, all of which was contributed to the statutory capital and surplus of VPI. The shares of Common Stock issued to SIC and Iams were not registered under the Securities Act of 1933 (the “Act”). These securities were purchased by SIC and Iams, both of which are accredited investors, in private placements as provided under Rule 506 to Regulation D of the Act. No underwriter was used in connection with the sale of the shares to SIC and Iams. In addition, the shares to SIC and Iams are entitled to registration rights under certain circumstances.

        On April 29, 2003, the Company issued 500 shares of Common Stock to George Beidler upon exercise of incentive stock options at an exercise price of $4.00 per share. On May 30, 2003, the Company issued 4,500 shares of Common Stock to Mark Burke upon exercise of incentive stock options at an exercise price of $4.00 per share. The proceeds for the sale of these shares were used for general working capital purposes. These shares were issued pursuant to an exemption from the registration requirements of the Act afforded by Section 4(2) of the Act.

Conversion of Preferred Stock

        As a condition to the sale of the shares to Iams, all of the Company’s shares of Series A Preferred Stock and Series B Preferred Stock were converted on April 15, 2003 to 2,615,288 shares of Common Stock, of which SIC received 2,580,648 shares and Richard Johnson, D.V.M., another accredited investor, received 34,640 shares. These shares were issued pursuant to an exemption from the registration requirements of the Act afforded by Section 4(2) of the Act.

        The shareholders of the Company approved an amendment to the Company’s Articles of Incorporation on June 6, 2003 to eliminate the authority of the Company to issue preferred stock.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Securities Holders

        The Annual Meeting of the Shareholders of Company was held on June 6, 2003 at the Company’s principal executive offices in Brea, California. Our proxy statement filed pursuant to Section 14 of the Securities Exchange Act of 1934 contains a detailed discussion of the proposals the shareholders were asked to vote upon as summarized below.

        Approval of Amendment to Articles of Incorporation. The Company’s shareholders approved an amendment of our Restated Articles of Incorporation to eliminate the authority to issue preferred shares. The following table presents the voting results:

	For	Against	Abstained	Broker's Non-Votes
Amendment of Articles	4,701,244	8,534	22,713	-0-

        Election of Directors. The Company’s shareholders elected five members to serve on the Board of Directors until the next annual meeting of the shareholders. The following table presents the voting results:

	For	Against	Abstained	Broker's Non-Votes
Jack L. Stephens	4,730,062	10,070	1,423	-0-
David J. Lancer	4,720,659	19,473	1,423	-0-
Michael D. Miller	4,728,694	11,438	1,423	-0-
R. Max Williamson	4,728,944	11,188	1,423	-0-
Gary L. Tiepelman	4,728,569	11,563	1,423	-0-

        Ratification of 2003 Stock Option Plan. The Company’s shareholders ratified the adoption by the Board of Directors of the 2003 Omnibus Stock Option and Incentive Plan. The following table presents the voting results:

	For	Against	Abstained	Broker's Non-Votes
Ratification of 2003 Stock Option Plan	4,705,819	26,086	2,750	-0-

        Ratification of Independent Auditors. The Company’s shareholders ratified the selection of KPMG LLP as the Company’s auditors for the year ending December 31, 2003. The following table presents the voting results:

	For	Against	Abstained	Broker's Non-Votes
Ratification of Independent Auditors	4,725,629	2,413	5,240	-0-

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.	Restated Articles of Incorporation.

31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Jack L. Stephens as Chief Executive Officer.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of Paul W. Souza as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Jack L. Stephens as Chief Executive Officer.

32.3	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Paul W. Souza as Chief Financial Officer.

(b)	Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	/s/ JACK L. STEPHENS ________________________________ Jack L. Stephens President, Chief Executive Officer (Principal Executiver Officer)
Dated: August 14, 2003	/s/ PAUL W. SOUZA ________________________________ Paul W. Souza Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)